Form 10-K
period 2015-12-31
Park Place Energy Inc.
filed 2016-04-14
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55539

PARK PLACE ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2200 Ross Ave., Suite 4500E Dallas, TX USA	75201
(Address of principal executive offices)	(Zip Code)

(214) 220-4340
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.13) on that date, was approximately $2,886,282. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 45,731,482 shares of common stock outstanding as of March 21, 2016.

PARK PLACE ENERGY INC.

FORM 10-K

Explanatory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), is being filed by Park Place Energy Inc., a Delaware corporation (“PPEI Delaware”). PPEI Delaware is the successor registrant (“Successor Registrant”) to Park Place Energy Corp, a Nevada corporation (“PPEC Nevada”), following a reincorporation merger, approved by the stockholders of PPEC Nevada at a special meeting of stockholders on November 11, 2015 (the “Special Meeting”) and effected November 12, 2015 (the “Reincorporation”) to provide a better organizational structure for future acquisitions and management of operations. Prior to the Reincorporation, the Successor Registrant had no assets or liabilities, other than nominal assets or liabilities. The consolidated assets and liabilities of the Successor Registrant immediately after the Reincorporation were the same as the consolidated assets and liabilities of PPEC Nevada immediately prior to it. PPEC Nevada, which is now the wholly owned subsidiary of PPEI Delaware, holds substantially all of the consolidated assets and liabilities immediately following the Reincorporation.

Throughout this Annual Report, unless the context otherwise states all references to “we,” “us,” “our,” or the “Company” refer to PPEC Nevada prior to the Reincorporation, and PPEI Delaware from and after the Reincorporation, in each case, along with their subsidiaries on a consolidated basis.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in this Annual Report on Form 10-K. Such factors include, but are not limited to, the following: fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; our limited operating history; our history of operating losses; our lack of insurance coverage; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”). The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results that may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Name and Organization

Park Place Energy Inc., a Delaware corporation (“PPEI Delaware”) is the successor registrant (“Successor Registrant”) to Park Place Energy Corp, a Nevada corporation (“PPEC Nevada”), following a reincorporation merger, approved by the stockholders of PPEC Nevada at a special meeting of stockholders on November 11, 2015 (the “Special Meeting”) and effected November 12, 2015 (the “Reincorporation”) to provide a better organizational structure for future acquisitions and management of operations. The consolidated assets and liabilities of the Successor Registrant immediately after the Reincorporation were the same as the consolidated assets and liabilities of PPEC Nevada immediately prior to it. PPEC Nevada, which is now the wholly owned subsidiary of PPEI Delaware, holds substantially all of the consolidated assets and liabilities immediately following the Reincorporation.

Pursuant to the Reincorporation, PPEC Nevada merged with and into a wholly owned subsidiary of PPEI Delaware, with PPEC Nevada continuing as the surviving entity and as a wholly owned subsidiary of PPEI Delaware., and each share of common stock, par value $0.00001 per share of PPEC Nevada was automatically converted into one share of common stock, par value $0.00001 per share, of PPEI Delaware. In addition, PPEI Delaware has another subsidiary, BG Exploration BOOD, a company incorporated under the laws of Bulgaria.

In connection with the Reincorporation, PPEI Delaware assumed PPEC Nevada’s 2013 Long-Term Equity Incentive Plan (the “2013 Plan”) and PPEC Nevada’s 2011 Stock Option Plan (the “2011 Plan”), which we collectively refer to as the “Incentive Plans.” PPEI Delaware also assumed all options to purchase PPEC Nevada common stock and all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation. The reserve of PPEC Nevada common stock under the Incentive Plans was automatically converted on a one-share-for-one-share basis into shares of PPEI Delaware common stock. The terms and conditions that were in effect immediately prior to the Reincorporation under each outstanding equity award assumed by PPEI Delaware continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such award will be shares of PPEI Delaware common stock.

Also in connection with the Reincorporation, PPEI Delaware assumed all outstanding warrants to purchase PPEC Nevada common stock. The terms and conditions of the warrants that were in effect immediately prior to the Reincorporation continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such warrant will be shares of PPEI Delaware common stock.

Following the Reincorporation, PPEI Delaware’s common stock trades on the OTCQB market under the symbol “PKPL” and PPEI Delaware uses the same CUSIP number as previously used by PPEC Nevada.

The directors and executive officers of PPEI Delaware immediately following the Reincorporation are the same individuals who were directors and executive officers, respectively, of PPEC Nevada immediately prior to the Reincorporation.

Upon completion of the Reincorporation, PPEI Delaware common stock was deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), PPEI Delaware is the successor issuer to PPEC Nevada.

Throughout this Annual Report, unless the context otherwise states all references to “we,” “us,” “our,” or the “Company” refer to PPEC Nevada prior to the Reincorporation, and PPEI Delaware from and after the Reincorporation, in each case, along with their subsidiaries on a consolidated basis.

General

Park Place Energy Inc. is an energy company engaged in exploration for oil and natural gas, primarily in the Dobrich region of northeast Bulgaria. Our corporate headquarters are located at 2200 Ross Avenue, Suite 4500, Dallas, Texas 75201. The Company also has a registered office in Bulgaria.

Today, the operations of our Company and its subsidiary concentrate on natural gas exploration in the Dobrich region of northeast Bulgaria. We continue to look for new opportunities in other countries with particular focus on Eastern Europe. Our goal is to become a producer of natural gas in Bulgaria and other countries.

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in 3 producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 430 Boe/d (barrels per day equivalent). The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price. Prior to submitting the winning bid in the bankruptcy auction, the Company spent the prior 6 months actively gathering and evaluating a large amount of data derived from earlier exploration and production activities on these Tiway properties.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA, which regulates the oil and gas licenses, and EMRA, which regulates gas marketing. The applications, plus supplementary materials, have been submitted. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for the upcoming 2016 year and into the future.

While the transaction was originally scheduled for closing March 31, 2016, that date has been extended until April 28, 2016 to allow sufficient time to secure the approvals from the respective regulatory agencies. To facilitate closing, the Company has formed a new subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries.

Bulgaria License

In 2010, we revamped our business strategy to focus on obtaining gas properties in Europe. We were attracted to the high price of natural gas and shortage of supply on the European continent. We also saw the possibility of prolonged depressed natural gas prices in North America.

In October of 2010, we were awarded an exploration permit for the “Vranino 1-11 Block”, a 98,205 acre oil and gas exploration land located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last for up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term.

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and

(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $9,109 based on the exchange rate of .573 Lev to Dollar as of March 21, 2016).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before an administrative judge panel. Since then, there have been several hearings resulting in a number of appellants being dismissed and empaneling a panel of experts to confirm the correctness of the approval by the environmental agency. The next hearing is not currently scheduled. The Company is participating in that proceeding as an interested party. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

The Company is continuing its data gathering, evaluation and planning, is acquiring the land for future well sites and is performing an environmental baseline survey of the license area. We are engaged in identifying the availability of drilling and other oilfield services in the vicinity of the permit area. We have located several suitable service providers for drilling and other services that we intend to engage at the appropriate time. Local companies in Bulgaria will be used to provide services to the extent feasible. However, the Bulgarian energy sector is relatively undeveloped; accordingly, the availability of local services specialized to meet our requirements may be limited. Park Place has determined that such expertise, services or equipment may be available in Romania, Turkey or other countries in the vicinity.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations of the jurisdiction in which we are conducting business, which at the present time is Bulgaria. These laws and regulations concern exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

•

the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

•	laws of foreign governments affecting our ability to fracture stimulate oil or natural gas wells, such as the legislation enacted in Bulgaria in January 2012, discussed in greater detail below;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	taxation policies, including royalty and tax increases and retroactive tax claims;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

•	laws and policies of the United States affecting foreign trade, taxation and investment;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

Permits and Licenses. In order to carry out exploration and development of oil and natural gas interests or to place these interests into commercial production, we may require certain licenses and permits from various governmental authorities. There can be no guarantee that we will be able to obtain all necessary licenses and permits that may be required. In addition, such licenses and permits are subject to change and there can be no assurances that any application to renew any existing licenses or permits will be approved.

Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Bulgaria. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed in the future.

Environmental. The oil and natural gas industry is subject to extensive environmental regulations in Bulgaria. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. The regulatory requirements cover the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. These regulations may have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. Such regulation has increased the cost of planning, designing, drilling, operating and, in some instances, abandoning wells. We are committed to complying with environmental and operation legislation wherever we operate.

There has been a recent surge in interest among the media, government regulators and private citizens concerning the possible negative environmental and geological effects of fracture stimulation. Some have alleged that fracture stimulation results in the contamination of aquifers and may even contribute to seismic activity. In January 2012, the government of Bulgaria enacted legislation that banned the fracture stimulation of oil and natural gas wells in Bulgaria and imposed large monetary penalties on companies that violate that ban. Such legislation or regulations could impact our ability to drill and complete wells, and could increase the cost of planning, designing, drilling, completing and operating wells. We are committed to complying with legislation and regulations involving fracture stimulation wherever we operate.

Such laws and regulations not only expose us to liability for our own negligence, but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

Competition

Currently one company, Gazprom, supplies Bulgaria with virtually all natural gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete for license blocks and capital with other oil and gas exploration companies and independent producers who are actively seeking oil and natural gas properties throughout the world.

The principal area of competition is encountered in the financial ability of our Company to acquire acreage positions and drill wells to explore for oil and natural gas, then, if warranted, install production equipment. Competition for the acquisition of oil and gas license areas is high in Europe. Therefore, we may or may not be successful in acquiring additional blocks in the face of this competition. Presently, we are not seeking additional license blocks.

From a general standpoint, we operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

•	seeking oil and natural gas exploration licenses and production licenses and leases;

•	acquiring desirable producing properties or new leases for future exploration;

•	marketing oil and natural gas production;

•	integrating new technologies; and

•	contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for and produce oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

Employees and Directors

As of December 31, 2015, the Company has no employees, and all of the executive officers of Company work on a consulting basis. As of December 31, 2015, our business is generally conducted through our officers and directors and also through consultants of the Company. The following is a description of our officers’ and directors’ professional experience in the oil and gas industry:

Scott C. Larsen - President and Chief Executive Officer, Director

Scott C. Larsen is an experienced oil and gas executive who, from 2004 until June 2010, served as the president and chief executive officer of TransAtlantic Petroleum Corp., which has significant oil and gas exploration activities in Europe, including Bulgaria. Mr. Larsen has had extensive experience in the acquisition and assimilation of oil and gas assets and companies and early stage development of oil and gas exploration companies. After completing his law degree at Rutgers University in 1979, Mr. Larsen served as General Counsel, Chief of Staff and Partner of several oil and gas companies. Then, in 1994, Mr. Larsen joined the management team at TransAtlantic, which, over the years, had operations in Nigeria, Benin, Egypt and other North African countries. Once he became President of TransAtlantic, Mr. Larsen was responsible for a number of critical strategic actions for that company: he opened four overseas offices and established acreage positions in Morocco, Romania, Turkey and the UK North Sea; he sold the offshore Nigeria producing property interest and eventually sold all U.S. properties; and was instrumental in attracting significant investment into TransAtlantic. Mr. Larsen served as Vice President of Business Development of TransAtlantic from 2010 until his retirement in 2012. Subsequently, Mr. Larsen has served as a consultant to several oil and gas companies, including the Company. Mr. Larsen became involved with the Company initially as a consultant in 2013 to help resolve the legal dispute over the award of the Bulgarian exploration permit. On October 29, 2013, he was elected a director of the Company and on November 1, 2013 he was appointed its President and Chief Executive Officer.

Dr. David S. Campbell - Vice President of Exploration

Dr. David Campbell has over 30 years’ experience in the petroleum exploration and production business and has worked in a wide variety of petroleum basins, including the North Sea, Continental Europe, North Africa and the Middle East. He received a Bachelor of Science degree in geology from St. Andrews University and a Ph.D. degree in geology from Glasgow University. After graduation in 1979, he joined Esso Expro UK as a seismic interpreter and later spent the majority of his professional career with ARCO, both in the UK and overseas. He was North Sea Chief Geophysicist for ARCO British Limited, Geophysical Research Manager for ARCO Exploration and Production Technology Company, and Middle East Exploration Manager for ARCO International Oil and Gas Company. David was awarded ARCO’s International Exploration Award in 1993 and 1994 for his contribution to discoveries in the North Sea and Middle East. Following his retirement from ARCO in 2000, David was an officer or director in a number of energy-related companies, including Balli Resources Limited, TransAtlantic North Sea Ltd. and VND Energy 2008 Limited.

Charles (Chas) Michel - Chief Financial Officer

Mr. Michel has over 35 years’ experience in all aspects of finance, accounting and administration in both private and public companies. Mr. Michel holds a BBA from Texas Tech University. He began his career at KPMG in Dallas in 1976 where he was an audit partner from June 1986 to April 1992. Mr. Michel served as Chief Financial Officer of Sfuzzi, Inc. from April 1992 to September 1994 and Dave & Busters, Inc. from October 1994 to November 2001 and was responsible for financial reporting and financing of operations and strategic development. He was Vice President, Chief Accounting Officer and Controller of Trinity Industries, Inc. from December 2001 to April 2009, where he was responsible for all accounting operations and financial reporting. He has been a partner at SeatonHill Partners, LLC since October 2009. SeatonHill Partners, LLC provides professional services to companies on a part-time, interim or project capacity basis. On September 15, 2014, Mr. Michel was appointed Chief Financial Officer of the Company.

William J. (Bill) McFie – Consulting Engineer

With over 40 years of oilfield experience as a petroleum engineer, Mr. McFie has amassed a wealth of experience, both onshore and offshore, with respect to the planning and engineering aspects of exploration. With a Bachelor of Science degree, in chemical engineering from Strathclyde University, Scotland, Mr. McFie began as a petroleum engineer with Amoco, and spent a large portion of his career with Sun International, where he served as international operations manager with postings in Aberdeen, Gabon, London and Argentina. Mr. McFie subsequently served as country manager in Pakistan (for Premier), Namibia (for Ranger Oil) and Yemen (for Nimir Petroleum Services). Mr. McFie then established a U.S. based affiliate for a UK petroleum consulting firm, which endeavor included a 2-year engagement planning operations in Romania and Morocco (for TransAtlantic Petroleum). For the 3 years prior to joining Park Place, Mr. McFie served as operations manager for coal bed methane and conventional fields in the San Juan Basin and Texas (for Red Willow Production Company).

Francis M. Munchinski – Secretary and Treasurer

Mr. Munchinski is an attorney who has been involved in the oil and gas business for more than 30 years. He spent 20 years in private practice, primarily with the law firm of Jenkens & Gilchrist (1986-1998, 2001-2007) and then with Cox Smith (2007-2009), where he specialized in oil and gas law. He served as general counsel for Alliance Resources Plc from 1998 to 2001. In February 2009, he became senior counsel with Denbury Resources Inc. From November 2012 until joining Park Place as its Secretary in November 2013, Mr. Munchinski worked as an attorney in private practice and as a consultant. Mr. Munchinski received his law degree from the University of Tulsa in 1985. On September 15, 2014, Mr. Munchinski was appointed Treasurer of the Company.

Dr. Art Halleran - Director

Dr. Halleran has been a director since October 4, 2011. Dr. Halleran has a Ph.D. in Geology from the University of Calgary, and has 33 years of international petroleum exploration experience. His international experience includes work in countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran’s experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously, Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobrudja Basin gas project in Bulgaria. His education and technical experience in the energy sector are valuable to our Company.

Ijaz Khan - Director

Ijaz Khan holds a law degree from Seattle University School of Law. He formerly practiced corporate law with the Law Firm of Mussehl and Khan. He currently serves as Vice President, Special Projects for United Hydrocarbon International Corp. Previously, he was the General Counsel for the Kuwait Gulf Oil Company, a subsidiary of Kuwait’s State Oil Company, Kuwait Petroleum Company. There Mr. Khan was in charge of the team advising on the merger of all the upstream subsidiaries of the Kuwait Petroleum Company and was responsible for negotiating the terms of a master agreement with Saudi Arabia Chevron regarding the shared concession in the Divided Zone between Kuwait and Saudi Arabia. Mr. Khan brings extensive international experience in the oil and gas industry to the Board.

David M. Thompson – Director

Mr. Thompson has 30 years of financial experience in the oil and gas industry. He successfully founded an oil trading company in Bermuda with offices in the U.S. and Europe (Geneva, Moscow and Amsterdam). He was responsible for that company’s production operations in Turkmenistan and successfully raised over $100 million in equity. Mr. Thompson also negotiated the farm-out of a number of company assets. Mr. Thompson is Managing Director of AMS Limited, a Bermuda based Management Company. In the past he served as Founder, President and CEO of Sea Dragon Energy Inc. (TSX:V), Chief Financial Officer of Aurado Energy, Chief Financial Officer of Forum Energy Corporation (OTC), Financial Director of Forum Energy Plc (AIM) and Senior Vice President at Larmag Group of Companies. Mr. Thompson is a Certified Management Accountant (1998). He currently also serves as a Director of United Hydrocarbon International Corp.

Where You Can Find More Information

Statements contained in this Annual Report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this Annual Report to any contract or other document of ours, you should refer to the exhibits that are a part of the Annual Report for a copy of the contract or document.

You may read and copy all or any portion of the Annual Report or any other information that we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the Annual Report, are also available to you on the SEC’s website at www.sec.gov. For SEC filings for the period prior to November 13, 2015, documents will be found under Park Place Energy Corp., (Commission File No. 000-51712) and for SEC filings for the period on or after November 13, 2015, documents will be found under Park Place Energy Inc. (Commission File No. 000-55539).

Our Website

Our website can be found at www.parkplaceenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), can be accessed free of charge by linking directly from our website under the “Investor Relations - SEC Filings” caption to the SEC’s Edgar Database.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and the Oil and Gas Industry

We have a history of losses and may not achieve consistent profitability in the future.

We have incurred losses in prior years. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including risks described herein, unforeseen expenses, difficulties, complications and delays, and other unknown risks.

Our exploration, development and production activities may not be profitable or achieve our expected returns.

The future performance of our business will depend upon our ability to develop oil and natural gas reserves from our Bulgarian license that are economically recoverable. Success will depend upon our ability to develop prospects from our Bulgarian license from which oil and natural gas reserves are ultimately discovered in commercial quantities. Without successful exploration activities, we will not be able to develop oil and natural gas reserves or generate revenues. There are no assurances that oil and natural gas reserves will be discovered in sufficient quantities from our Bulgarian license to enable us to recover our exploration and development costs or sustain our business.

The successful development of oil and natural gas properties requires an assessment of recoverable reserves, future oil and natural gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of reserves. Operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploration and development may materially exceed our internal estimates.

We may be unable to acquire or develop additional reserves, which would reduce our cash flow and income.

In general, production from oil and natural gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring properties containing reserves, our reserves will generally decline as reserves are produced. Our oil and natural gas production will be highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

Our future oil and natural gas reserves, production, and cash flows, if any, are highly dependent upon us successfully exploiting known gas resources and proving reserves. A future increase in our reserves will depend not only on our ability to flow economic rates of natural gas and potentially develop the reserves we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects and technologies for exploitation. There are no absolute guarantees that our future efforts will result in the economic development of natural gas.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and natural gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional reserves, and we might not be able to drill productive wells at acceptable costs.

The development of prospective resources is uncertain. In addition, there are no assurances that our resources will be converted to proved reserves.

At December 31, 2015, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

The establishment of proved reserves is subjective and subject to many uncertainties.

In general, estimates of recoverable natural resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates, which have inherent uncertainties, and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable natural resources, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

We could lose permits or licenses on certain of our properties unless the permits or licenses are extended or we commence production and convert the permits or licenses to production leases or concessions.

Initially, our Bulgarian property will be held in the form of a license agreement. Future properties may be held in the form of permits, leases and/or license agreements that contain expiration dates and specific requirements and stipulations. If our permits or licenses expire, we will lose our right to explore and develop the related properties. If we fail to meet specific requirements of the permits, leases and/or license agreements, we may be in breach and may lose our rights or be liable for damages. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

Currently, all of our operations will be conducted in Bulgaria, and we are subject to political, economic and other risks and uncertainties in this country.

Currently, all of our international operations will be performed in the emerging market of Bulgaria, which may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations in Bulgaria or other countries in which we may operate properties in the future:

•	the risk of, and disruptions due to, expropriation, nationalization, war, revolution, election outcomes, economic instability, political instability, or border disputes;

•	the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;

•	the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;

•	taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;

•	laws and policies of the United States and of the other countries in which we may operate affecting foreign trade, taxation and investment, including anti- bribery and anti-corruption laws;

•

the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

There can be no assurance that changes in conditions or regulations in the future will not affect our profitability or ability to operate in such markets.

The Company will comply with regulations adopted in Bulgaria banning fracture stimulation activities, and the inability to conduct such activities in other countries in which we may operate in the future could result in increased costs and additional operating restrictions or delays.

Fracture stimulation is a commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. Bulgaria has adopted regulations banning all fracture stimulation activities in Bulgaria. Consequently, the Company will not conduct such activities in Bulgaria. The increased attention regarding this process could lead to additional levels of regulation in other countries in which we may operate in the future. The inability of the Company to conduct such activities could cause operational restrictions or delays, or could increase our costs of compliance and doing business. To the extent that our future operations in countries other than Bulgaria will rely on fracture stimulation, the adoption of regulations in such other countries restricting fracture stimulation could impose operational delays, increased operations costs and additional related burdens on our exploration and production activities and could suspend or make it more difficult to perform fracture stimulation, cause a material decrease in the drilling of new wells and related completion activities and increase our costs of compliance and doing business, which could materially impact our business and profitability.

We are subject to foreign currency risks.

Oil and gas operations in Bulgaria will generate revenues in Leva, while expenses will be incurred in Leva, U.S. dollars or Euros. Gas production in Bulgaria will generate Leva or Euros. As a result, any fluctuations of these currencies may result in a change in reported revenues, if any, that our projects could generate if they commence production. Accordingly, our future financial results are subject to risk based on changes to foreign currency rates.

If we lose the services of our management and key consultants, then our plan of operations may be delayed.

Our success depends to a significant extent upon the continued service of our executive management, directors and consultants. Losing the services of one or more key individuals could have a material adverse effect on the Company’s prospective business until replacements are found.

Drilling for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future success depends on the success of our exploration, development and production activities in our prospects. These activities will be subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

•	unexpected drilling conditions;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	pipeline and processing interruptions or unavailability;

•	title problems;

•	adverse weather conditions;

•	lack of market demand for oil and natural gas;

•	delays imposed by, or resulting from, compliance with environmental laws and other regulatory requirements;

•	declines in oil and natural gas prices; and

•	shortages or delays in the availability of drilling rigs, equipment and qualified personnel.

Our future drilling activities might not be successful, and drilling success rates overall or within a particular area could decline. We could incur losses by drilling unproductive wells. Shut-in wells, curtailed production and other production interruptions may materially adversely affect our business, financial condition and results of operations.

Shortages of drilling rigs, equipment, oilfield services and qualified personnel could delay our exploration and development activities and increase the prices that we pay to obtain such drilling rigs, equipment, oilfield services and personnel.

Our industry is cyclical and, from time to time, there may be a shortage of drilling rigs, equipment, oilfield services and qualified personnel in Bulgaria and other countries in which we may operate in the future. Shortages of drilling and workover rigs, pipe and other equipment may occur as demand for drilling rigs and equipment increases, along with increases in the number of wells being drilled. These factors can also cause significant increases in costs for equipment, oilfield services and qualified personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly increase our costs, decrease our cash provided by operating activities, or restrict our ability to conduct the exploration and development activities that we currently have planned and budgeted or that we may plan in the future. In addition, the availability of drilling rigs can vary significantly from region to region at any particular time. An undersupply of drilling rigs in any of the regions in which we may operate may result in drilling delays and higher costs for drilling rigs.

A substantial or extended decline in oil and natural gas prices may adversely affect our ability to meet our future capital expenditure obligations and financial commitments.

Revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we will be able to produce economically. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. The recent decline in oil prices has highlighted the volatility and if oil prices remain at this level for an extended period of time, such lower prices could adversely affect our business, financial condition and results of operations.

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

•	market expectations regarding supply and demand for oil and natural gas;

•	levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;

•	market expectations about future prices for oil and natural gas;

•	the level of global oil and natural gas exploration, production activity and inventories;

•	political conditions, including embargoes, in or affecting oil and natural gas production activities; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we will be able to produce economically. A substantial or extended decline in oil or natural gas prices may have a material adverse effect on our business, financial condition and results of operations.

We are subject to operating hazards.

The oil and natural gas exploration and production business involves a variety of operating risks, including the risk of fire, explosion, blowout, pipe failure, casing collapse, stuck tools, uncontrollable flows of oil or natural gas, abnormally pressured formations and environmental hazards such as oil spills, surface cratering, natural gas leaks, pipeline ruptures, discharges of toxic gases, underground migration, surface spills, mishandling of fracture stimulation fluids, including chemical additives, and natural disasters. The occurrence of any of these events could result in substantial losses to us due to injury and loss of life, loss of or damage to well bores and/or drilling or production equipment, costs of overcoming downhole problems, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Gathering systems and processing facilities are subject to many of the same hazards and any significant problems related to those facilities could adversely affect our ability to market our production.

Our oil and natural gas operations are subject to extensive and complex laws and government regulation, and compliance with existing and future laws may increase our costs or impair our operations.

Our oil and natural gas operations in Bulgaria and other countries in which we may operate in the future will be subject to numerous laws and regulations, including those related to the environment, employment, immigration, labor, oil and natural gas exploration and development, payments to local, foreign and provincial officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable laws or regulations, or if such laws or regulations restrict exploration or production, or negatively affect the sale, of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We may be subject to governmental sanctions, such as fines or penalties, as well as potential liability for personal injury, property or natural resource damage and might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

In addition, exploration for, and exploitation, production and sale of, oil and natural gas in Bulgaria and other countries in which we may operate in the future are subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with such laws, regulations, licenses and permits are significant.

Specifically, our oil and natural gas operations in Bulgaria and other countries in which we may operate in the future will be subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and/or criminal penalties, incurring investigatory or remedial obligations and the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Although we intend to comply in all material respects with applicable environmental laws and regulations, there can be no assurance that we will be able to comply with existing or new regulations. In addition, the risk of accidental spills, leakages or other circumstances could expose us to extensive liability. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect operations in any area.

Under certain environmental laws that impose strict, joint and several liability, we may be required to remediate our contaminated properties regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were or were not in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property may result from environmental and other impacts of our operations. Moreover, new or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations.

In addition, many countries have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning of oil and natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future.

Competition in the oil and natural gas industry is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

We will be operating in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, both foreign and domestic. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

•	seeking oil and natural gas exploration licenses and production licenses;

•	acquiring desirable producing properties or new leases for future exploration;

•	marketing oil and natural gas production;

•	integrating new technologies; and

•	contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for exploratory prospects and productive oil and natural gas properties than we can. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for and produce oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment.

We might not be able to obtain necessary permits, approvals or agreements from one or more government agencies, surface owners, or other third parties, which could hamper our exploration, development or production activities.

There are numerous permits, approvals, and agreements with third parties that will be necessary in order to enable us to proceed with our exploration, development or production activities and otherwise accomplish our objectives. The government agencies in Bulgaria and other international countries have discretion in interpreting various laws, regulations, and policies governing operations under licenses such as the license we are obtaining in Bulgaria. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and natural gas operations in Bulgaria and other international countries have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us. The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration, development or production activities.

The current financial status of the Company raises doubt as to its ability to continue as a going concern for a reasonable period of time.

Identified conditions and events exist that, when considered in the aggregate, indicate there could be a substantial doubt about the Company’s ability to continue as a going concern. These include the inability to continue to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of operations, restructuring of debt or similar actions. The Company is in the exploration stage and there are no guarantees that the Company will produce consistent revenue streams in the future. The Company has incurred losses since its inception and as of December 31, 2015, the Company has an Accumulated Deficit of $14,399,109. The Company is in the process of raising cash for both operational needs as well as the potential Tiway acquisition but there is no assurance that the Company will be successful in raising any additional funds.

Risks Related to Our Common Stock

The value of our common stock may be affected by matters not related to our own operating performance.

The value of our common stock may be affected by matters that are not related to our operating performance and are outside of our control. These matters include the following:

•	general economic conditions in the United States, Bulgaria and globally;

•	industry conditions, including fluctuations in the price of oil and natural gas;

•	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;

•	fluctuation in foreign exchange or interest rates;

•	liabilities inherent in oil and natural gas operations;

•	geological, technical, drilling and processing problems;

•	unanticipated operating events that can reduce production or cause production to be shut in or delayed;

•	failure to obtain industry partner and other third-party consents and approvals, when required;

•	stock market volatility and market valuations;

•	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

•	the need to obtain required approvals from regulatory authorities;

•	worldwide supplies and prices of, and demand for, oil and natural gas;

•	political conditions and developments in each of the countries in which we operate;

•	political conditions in oil and natural gas producing regions;

•	revenue and operating results failing to meet expectations in any particular period;

•	investor perception of the oil and natural gas industry;

•	limited trading volume of our common shares;

•	announcements relating to our business or the business of our competitors;

•	the sale of assets;

•	our liquidity; and

•	our ability to raise additional funds.

In the past, some companies that have experienced volatility in the trading price of their common stock have been the subject of securities class action litigation. We might become involved in securities class action litigation in the future. Such litigation often results in substantial costs and diversion of management’s attention and resources and could have a material adverse effect on our business, financial condition and results of operation.

Investment in our common stock is speculative due to the nature of our business.

An investment in our common stock is speculative due to the nature of our involvement in the acquisition and exploration of oil and natural gas properties.

Our shareholders may experience dilution as a result of our issuance of additional common stock or the exercise of outstanding options and warrants.

We may enter into commitments in the future that would require the issuance of additional common stock. We may also grant additional share purchase warrants, restricted stock units or stock options. The exercise of share purchase warrants, restricted stock units or stock options and the subsequent resale of common stock in the public market could adversely affect the prevailing market price and our ability to raise equity capital in the future. Any stock issuances from our treasury will result in immediate dilution to existing shareholders.

We have never declared or paid cash dividends on our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors considers relevant. Accordingly, investors may only see a return on their investment if the value of our securities appreciates.

Our stock price is volatile.

Our common stock is traded on the OTC Bulletin Board and the OTCQB. There can be no assurance that an active public market will continue for our common stock, or that the market price for our common stock will not decline below its current price. Such price may be influenced by many factors, including, but not limited to, investor perception of us and our industry and general economic and market conditions. The trading price of our common stock could be subject to wide fluctuations in response to a variety of matters and market conditions.

Our common stock will be subject to the “Penny Stock” Rules of the SEC.

Our securities will be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Some brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities.

A decline in the price of our common stock could affect our ability to raise further working capital and create additional dilution to existing shareholders upon any financings.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity; and if we sell such equity securities at a lower price, such sales could cause excessive dilution to existing shareholders.

We may issue debt to acquire assets.

From time to time our Company may enter into transactions to acquire assets or the stock of other companies. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our governing documents do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

We may issue additional equity securities without the consent of shareholders. The issuance of any additional equity securities would further dilute our shareholders.

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 45,731,482 shares were issued and outstanding as of March 21, 2016. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES

Bulgarian Property - Dobrudja Basin

In October of 2010, we were awarded an exploration permit for the “Vranino 1-11 Block”, a 98,205 acre oil and gas exploration land located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last for up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term.

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and

(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $9,109 based on the exchange rate of .573 Lev to Dollar as of March 21, 2016).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before an administrative judge panel. Since then, there have been several hearings resulting in a number of appellants being dismissed and empaneling a panel of experts to confirm the correctness of the approval by the environmental agency. The next hearing has not yet been scheduled. The Company is participating in that proceeding as an interested party. The Company is continuing its data gathering, evaluation and planning, is acquiring the land for future well sites and is performing an environmental baseline survey of the license area. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

Reserves Reported to Other Agencies

We have not filed estimates of total in-place resources or proved oil and gas reserves with any other federal authority or agency in the United States, Canada or Bulgaria at this time. The Bulgarian property is currently our only oil and gas prospect. We will file such reports as and when required under applicable regulations after receiving the exploration permit.

Productive Wells and Acreage

We presently have no production from any property.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2015 as awarded in the License Agreement:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria	98,205	98,205
Total:	98,205	98,205

(1)

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

During the years ended December 31, 2015 and 2014, no wells were drilled.

Present Activities

The Company continues to engage in data gathering, evaluation and analysis to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. The Company has contracted for an environmental baseline survey over the entire permit area which is partially completed. In addition, the Company has purchased one drillsite to enable it to conduct its planned work programs once those work programs receive all required regulatory approvals. Additionally, the Company has retained experienced consultants in the UK and the United States to assist the Company with its analysis of the property prospects and provide input to explore and develop the permit. The Company has evaluated and identified at least one existing well for re-entry and several potential drilling locations for new wells.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. However, as previously stated, we are participating as an interested party in the appeals proceeding in Bulgaria that pertains to objections filed by various parties regarding the approval of the Company’s overall work program and first year annual work program by the Bulgarian environmental agency. See Item 2 (Properties) above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and the OTCQB since November 16, 2013, and presently trade under the symbol “PKPL”.

2015	High Bid	Low Bid
4th Quarter	$0.16	0.10
3rd Quarter	$0.19	0.08
2nd Quarter	$0.14	0.13
1st Quarter	$0.25	0.12

2014
4th Quarter	$0.37	0.15
3rd Quarter	$0.59	0.23
2nd Quarter	$0.25	0.16
1st Quarter	$0.23	0.15

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 21, 2016, was approximately 144.

Dividends

We have not, since the date of our incorporation, declared or paid any dividends on our common stock. We anticipate that we will retain future earnings and other cash resources for the operation and development of our business for the foreseeable future. The payment of dividends in the future will depend on our earnings, if any, and our financial condition and such other factors as our Board of Directors considers appropriate.

Equity Compensation Plans

Long-Term Incentive Equity Plans

On November 21, 2011, the Company replaced its 2007 Stock Option Plan and adopted its 2011 Stock Option Plan (the “2011 Plan”), which allows for the issuance of options to purchase up to 2,000,000 shares of common stock. A copy of the 2011 Plan was filed on November 25, 2011 on Form 8-K, to which reference should be made for a more complete description of the 2011 Plan. In connection with the adoption of the Company’s 2013 Long-Term Incentive Equity Plan in October 2013, the Company retired the 2011 Plan, but outstanding grants under the 2011 Plan remain subject to the terms of the 2011 Plan.

On October 29, 2013, the Company’s shareholders adopted the Company’s 2013 Long-Term Incentive Equity Plan (the “2013 Plan”). A summary of the principal features of the 2013 Plan, as well as a copy of the 2013 Plan document itself, is available in the Company’s Schedule 14A filed on September 27, 2013, to which reference should be made for a more complete description of the 2013 Plan. The 2013 Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, and other stock-based awards. Under the 2013 Plan, any employee (including an employee who is also a director or an officer), officer, contractor or outside director of the Company whose judgment, initiative, and efforts contributed or may be expected to contribute to the successful performance of the Company is eligible to participate in the 2013 Plan, except that only employees are eligible to receive incentive stock options. Subject to certain adjustments, the maximum number of shares of common stock that may be delivered under the 2013 Plan is ten percent (10%) of the Company’s authorized and outstanding shares of common stock as determined on the applicable date of grant of an award under the 2013 Plan.

In connection with the Reincorporation, PPEI Delaware assumed the 2013 Plan and the 2011 Plan, which we collectively refer to as the “Incentive Plans.” PPEI Delaware also assumed all options to purchase PPEC Nevada common stock and all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation. The reserve of PPEC Nevada common stock under the Incentive Plans was automatically converted on a one-share-for-one-share basis into shares of PPEI Delaware common stock. The terms and conditions that were in effect immediately prior to the Reincorporation under each outstanding equity award assumed by PPEI Delaware continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such award will be shares of PPEI Delaware common stock.

The various types of long-term incentive awards that may be granted under the 2013 Plan will enable the Company to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its businesses.

During the years ended December 31, 2015 and 2014, the Company issued 150,000 and 350,000, respectively, of stock options under the 2013 Plan. In addition, outstanding restricted stock units issued under the 2013 Plan during 2015 had their vesting date changed to May 1, 2016.

The following table provides a summary of the number of stock options outstanding as at December 31, 2015 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans not approved by security holders (2011 Plan)	1,050,000	$0.10	Nil
Equity compensation plans approved by security holders (2013 Plan)	1,200,000	$0.22	Variable*

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of March 21, 2016, the 10% rolling maximum is 4,573,148.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the year ended December 31, 2015. We have reported sales of securities without registration under the Securities Act during the year ended December 31, 2014 on the following reports, as filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
8-K	March 11, 2014
8-K	March 24, 2014
8-K	July 30, 2014

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2015 and 2014.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Recent Accounting Pronouncements

•	Forward-Looking Statements.

Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Summary

Park Place is an energy company engaged in oil and gas exploration in Bulgaria.

Park Place Energy Inc., a Delaware corporation (“PPEI Delaware”) is the successor registrant (“Successor Registrant”) to Park Place Energy Corp, a Nevada corporation (“PPEC Nevada”), following a reincorporation merger, approved by the stockholders of PPEC Nevada at a special meeting of stockholders on November 11, 2015 (the “Special Meeting”) and effected November 12, 2015 (the “Reincorporation”) to provide a better organizational structure for future acquisitions and management of operations. The consolidated assets and liabilities of the Successor Registrant immediately after the Reincorporation were the same as the consolidated assets and liabilities of PPEC Nevada immediately prior to it. PPEC Nevada, which is now the wholly owned subsidiary of PPEI Delaware, holds substantially all of the consolidated assets and liabilities immediately following the Reincorporation.

Pursuant to the Reincorporation, PPEC Nevada merged with and into a wholly owned subsidiary of PPEI Delaware, with PPEC Nevada continuing as the surviving entity and as a wholly owned subsidiary of PPEI Delaware., and each share of common stock, par value $0.00001 per share of PPEC Nevada was automatically converted into one share of common stock, par value $0.00001 per share, of PPEI Delaware. In addition, PPEI Delaware has another subsidiary, BG Exploration BOOD, a company incorporated under the laws of Bulgaria.

In connection with the Reincorporation, PPEI Delaware assumed PPEC Nevada’s 2013 Long-Term Equity Incentive Plan (the “2013 Plan”) and PPEC Nevada’s 2011 Stock Option Plan (the “2011 Plan”), which we collectively refer to as the “Incentive Plans.” PPEI Delaware also assumed all options to purchase PPEC Nevada common stock and all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation. The reserve of PPEC Nevada common stock under the Incentive Plans was automatically converted on a one-share-for-one-share basis into shares of PPEI Delaware common stock. The terms and conditions that were in effect immediately prior to the Reincorporation under each outstanding equity award assumed by PPEI Delaware continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such award will be shares of PPEI Delaware common stock.

Also in connection with the Reincorporation, PPEI Delaware assumed all outstanding warrants to purchase PPEC Nevada common stock. The terms and conditions of the warrants that were in effect immediately prior to the Reincorporation continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such warrant will be shares of PPEI Delaware common stock.

Following the Reincorporation, PPEI Delaware’s common stock trades on the OTCQB market under the symbol “PKPL” and PPEI Delaware uses the same CUSIP number as previously used by PPEC Nevada.

The directors and executive officers of PPEI Delaware immediately following the Reincorporation are the same individuals who were directors and executive officers, respectively, of PPEC Nevada immediately prior to the Reincorporation.

Upon completion of the Reincorporation, PPEI Delaware common stock was deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), PPEI Delaware is the successor issuer to PPEC Nevada.

Throughout this Annual Report, unless the context otherwise states all references to “we,” “us,” “our,” or the “Company” refer to PPEC Nevada prior to the Reincorporation, and PPEI Delaware from and after the Reincorporation, in each case, along with their subsidiaries on a consolidated basis.

On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term.

Pursuant to the License Agreement, the Company is obligated to incur minimum costs during the initial term as follows:

(i)	$925,000 for the Exploration and Geophysical Work Stage; and

(ii)	$3,675,000 for the Data Evaluation and Drilling Stage.

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $9,109 based on the exchange rate of .573 Lev to Dollar as of March 21, 2016).

The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before an administrative judge panel. Since then, there have been several hearings resulting in a number of appellants being dismissed and empaneling a panel of experts to confirm the correctness of the approval by the environmental agency. The next hearing has not yet been scheduled. The Company is participating in that proceeding as an interested party. The Company is continuing its data gathering, evaluation and planning, is acquiring the land for future well sites and is performing an environmental baseline survey of the license area. The initial term of the License Agreement will not begin until (i) the appeal proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in 3 producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 430 Boe/d (barrels per day equivalent). The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price. Prior to submitting the winning bid in the bankruptcy auction, the Company spent the prior 6 months actively gathering and evaluating a large amount of data derived from earlier exploration and production activities on Tiway properties.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA (which regulates the oil and gas licenses) and EMRA (which regulates gas marketing). The applications, plus supplementary materials, have been submitted. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for the upcoming 2016 year and into the future.

While the transaction was originally scheduled for closing March 31, 2016, that date has been extended until April 28, 2016 to allow sufficient time to secure the approvals from the respective regulatory agencies. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries.

Results of Operations

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful extraction of oil and gas deposits for sale.

Expenses

Our general and administrative expenses for the year ended December 31, 2015 were $833,663 compared to $813,161 for the year ended December 31, 2014. The increase was primarily due to increased activities relating to the appeals of the work programs in Bulgaria, the costs associated with the Reincorporation and costs associated with evaluation of potential acquisitions.

Other Income (Expense)

For the year ended December 31, 2015, other income (expense) was an income of $69,566 primarily driven by a $120,000 reversal of certain tax-related expenses due to a favorable tax ruling, partially offset by a $50,434 foreign exchange loss. For the year ended December 31, 2014, other income (expense) was a loss of $59,623 attributable to foreign exchange loss.

Loss

Our net loss for the year ended December 31, 2015 was $764,097 compared to $872,784 for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
Cash	$75,561	$1,539,439
Working capital (deficit)	(29,515)	1,288,877
Total assets	3,330,163	3,753,896
Total liabilities	119,006	268,862
Stockholders’ equity	3,211,157	3,485,034

Cash Used in Operating Activities

We used net cash of $864,392 in operating activities for the year ended December 31, 2015 compared to $592,778 for the year ended December 31, 2014 primarily due to increased activities relating to the appeal of the work programs in Bulgaria, the costs associated with the Reincorporation and costs associated with evaluation of potential acquisitions, in particular, the costs incurred in evaluating and pursuing the Tiway acquisition.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2015 was $950,118 compared to $882,973 for the year ended December 31, 2014. Oil and gas properties expenditures decreased to $410,628 in 2015 from $885,273 in 2014. The decrease was offset by a $500,000 deposit, $400,000 of which is non-refundable, in the contract to acquire the Tiway companies and a $39,490 investment in note receivable.

Cash Provided By Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. In the year ended December 31, 2015, we received cash of $350,000 for stock subscriptions as compared to proceeds from the sale of common stock of $2,981,850 for the year ended December 31, 2014.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $3.6 million to pursue our plan of operations over the next 12 months: $1.6 million to close the acquisition of the Tiway companies, $1.1 million for planned work programs on assets owned by the Tiway companies post-acquisition and $900,000 for ongoing operating costs and corporate expenditures.

The Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,399,109 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and fund the Tiway acquisition. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Based Compensation

We have a stock-based compensation plan covering employees, consultants and our directors. See Notes 6 and 7 of the Notes to the Consolidated Financial Statements.

Contractual Obligation and Commercial Commitments

See the Executive Summary of this MD&A relating to our commitment under the Bulgarian License.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that our critical accounting policies and estimates include the following:

Oil and gas properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centers on a country-by-country basis. Costs include land acquisition costs, geological and geophysical charges, carrying charges on non-productive properties and costs of drilling both productive and non-productive wells. General and administrative costs are not capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

The costs in each cost center, including the costs of well equipment, are depleted and depreciated using the unit-of-production method based on the estimated proved reserves before royalties. Natural gas reserves and production are converted to equivalent barrels of crude oil based on relative energy content. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

The capitalized costs less accumulated depletion and depreciation in each cost center are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centers are further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centers less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

Stock-based compensation

The Company accounts for share-based compensation under the provisions of ASC 718 “Compensation – Stock Compensation”. ASC 718 requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. We use the Black-Scholes option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of stock-based compensation, including the option’s expected term and price volatility of the underlying stock.

Recent accounting pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205- 40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014- 15 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS

PARK PLACE ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Park Place Energy Corp.

We have audited the accompanying consolidated balance sheets of Park Place Energy Corp. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. The Company is in the exploration stage and there are no guarantees that the Company will produce consistent revenue streams in the future. The Company has incurred losses since its inception and as of December 31, 2015, has an accumulated deficit of $14,399,109. Management’s plans in regard to these matters are described in Note 2. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Whitley Penn LLP

Dallas, Texas

April 14, 2016

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$75,561	$1,539,439
Receivables	583	6,307
Prepaid expenses and deposits	13,347	11,993

Total current assets	89,491	1,557,739
Oil and gas properties	2,701,182	2,196,157
Deposit for Tiway acquisition	500,000	—
Note receivable	39,490	—

Total assets	$3,330,163	$3,753,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$119,006	$268,862

Total liabilities	119,006	268,862

Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 45,731,482 and 45,624,427 shares, respectively	457	456
Additional paid-in capital	17,258,619	17,072,916
Stock subscriptions and stock to be issued	350,000	46,116
Accumulated other comprehensive gain	1,190	558
Accumulated deficit	(14,399,109)	(13,635,012)

Total stockholders’ equity	3,211,157	3,485,034

Total liabilities and stockholders’ equity	$3,330,163	$3,753,896

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Expenses
General and administrative	$833,663	$813,161

Total expenses	833,663	813,161

Loss before other income (expenses)	(833,663)	(813,161)

Other income (expenses)
Reversed tax penalties	120,000	—
Foreign exchange loss	(50,434)	(59,623)

Total other income (expenses)	69,566	(59,623)

Net loss for the year	$(764,097)	$(872,784)

Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	45,730,015	39,749,796

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2015	2014
Net loss for the year	$(764,097)	$(872,784)
Other comprehensive income:
Foreign currency cumulative translation adjustment	632	558

Comprehensive loss for the year	$(763,465)	$(872,226)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of stockholders’ equity

	Common Stock		Additional paid-in capital	Stock subscriptions and stock to be issued	Accumulated other comprehensive income	Accumulated deficit
	Shares	Amount					Total
Balance, December 31, 2013	32,063,447	$321	$13,748,758	$153,286	$—	$(12,762,228)	$1,140,137
Issuance of common stock for cash	13,506,430	135	3,150,651	(153,286)	—	—	2,997,500
Issuance of common stock for consulting services	32,800	—	2,624	—	—	—	2,624
Stock issuance costs	—	—	(15,650)	—	—	—	(15,650)
Stock-based compensation expense	—	—	84,474	46,116	—	—	130,590
Restricted stock granted for services	—	—	102,059	—	—	—	102,059
Issuance of common stock upon vesting of restricted stock units	21,750	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	558	—	558
Net loss	—	—	—	—	—	(872,784)	(872,784)

Balance, December 31, 2014	45,624,427	456	17,072,916	46,116	558	(13,635,012)	3,485,034
Issuance of common stock upon vesting of restricted stock units	107,055	1	46,115	(46,116)	—	—	—
Stock subscriptions received	—	—	—	350,000	—	—	350,000
Stock-based compensation expense	—	—	70,609	—	—	—	70,609
Restricted stock issued for oil and gas properties	—	—	68,979	—	—	—	68,979
Currency translation adjustment	—	—	—	—	632	—	632
Net loss	—	—	—	—	—	(764,097)	(764,097)

Balance, December 31, 2015	45,731,482	$457	$17,258,619	$350,000	$1,190	$(14,399,109)	$3,211,157

See accompanying notes to the consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of cash flows

	Year Ended December 31,
	2015	2014
Operating activities:
Net loss for the period	$(764,097)	$(872,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	70,609	130,590
Changes in operating assets and liabilities:
Receivables	5,724	85,068
Prepaid expenses and deposits	(1,354)	(6,737)
Accounts payable and accrued liabilities	(175,274)	71,085

Net cash used in operating activities	(864,392)	(592,778)

Investing activities:
Restricted cash	—	2,300
Deposit for Tiway acquisition	(500,000)	—
Issuance of note receivable	(39,490)	—
Oil and gas properties expenditures	(410,628)	(885,273)

Net cash used in investing activities	(950,118)	(882,973)

Financing activities:
Proceeds from issuance of common stock / stock subscriptions received	350,000	2,981,850

Net cash provided by financing activities	350,000	2,981,850

Effect of exchange rate changes on cash and cash equivalents	632	558

Change in cash	(1,463,878)	1,506,657
Cash, beginning of year	1,539,439	32,782

Cash, end of year	$75,561	$1,539,439

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$25,418	$—
Restricted stock issued for oil and gas properties	$68,979	$—
Issuance of common stock for consulting services	$—	$2,624
Stock issued for restricted stock units	$46,116	$—
Stock subscriptions received	$—	$153,286
Issuance of common stock upon vesting of restricted stock units	$—	$102,059

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

Park Place Energy Inc., a Delaware corporation (“PPEI Delaware”) is the successor registrant (“Successor Registrant”) to Park Place Energy Corp, a Nevada corporation (“PPEC Nevada”), following a reincorporation merger, approved by the stockholders of PPEC Nevada at a special meeting of stockholders on November 11, 2015 (the “Special Meeting”) and effected November 12, 2015 (the “Reincorporation”) to provide a better organizational structure for future acquisitions and management of operations. The consolidated assets and liabilities of the Successor Registrant immediately after the Reincorporation were the same as the consolidated assets and liabilities of PPEC Nevada immediately prior to it. PPEC Nevada, which is now the wholly owned subsidiary of PPEI Delaware, holds substantially all of the consolidated assets and liabilities immediately following the Reincorporation.

Pursuant to the Reincorporation, PPEC Nevada merged with and into a wholly owned subsidiary of PPEI Delaware, with PPEC Nevada continuing as the surviving entity and as a wholly owned subsidiary of PPEI Delaware., and each share of common stock, par value $0.00001 per share of PPEC Nevada was automatically converted into one share of common stock, par value $0.00001 per share, of PPEI Delaware. In addition, PPEI Delaware has another subsidiary, BG Exploration BOOD, a company incorporated under the laws of Bulgaria.

In connection with the Reincorporation, PPEI Delaware assumed PPEC Nevada’s 2013 Long-Term Equity Incentive Plan (the “2013 Plan”) and PPEC Nevada’s 2011 Stock Option Plan (the “2011 Plan”), which we collectively refer to as the “Incentive Plans.” PPEI Delaware also assumed all options to purchase PPEC Nevada common stock and all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation. The reserve of PPEC Nevada common stock under the Incentive Plans was automatically converted on a one-share-for-one-share basis into shares of PPEI Delaware common stock. The terms and conditions that were in effect immediately prior to the Reincorporation under each outstanding equity award assumed by PPEI Delaware continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such award will be shares of PPEI Delaware common stock.

Also in connection with the Reincorporation, PPEI Delaware assumed all outstanding warrants to purchase PPEC Nevada common stock. The terms and conditions of the warrants that were in effect immediately prior to the Reincorporation continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such warrant will be shares of PPEI Delaware common stock.

Following the Reincorporation, PPEI Delaware’s common stock trades on the OTCQB market under the symbol “PKPL” and PPEI Delaware uses the same CUSIP number as previously used by PPEC Nevada.

The directors and executive officers of PPEI Delaware immediately following the Reincorporation are the same individuals who were directors and executive officers, respectively, of PPEC Nevada immediately prior to the Reincorporation.

Upon completion of the Reincorporation, PPEI Delaware common stock was deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), PPEI Delaware is the successor issuer to PPEC Nevada.

Throughout this Annual Report, unless the context otherwise states all references to “we,” “us,” “our,” or the “Company” refer to PPEC Nevada prior to the Reincorporation, and PPEI Delaware from and after the Reincorporation, in each case, along with their subsidiaries on a consolidated basis.

These consolidated financial statements for 2015 include the accounts of the Company and its wholly owned subsidiaries, Park Place Energy Corp. (Nevada) and BG Exploration EOOD (Bulgaria). All inter-company transactions and balances have been eliminated upon consolidation.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Long-lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or disposed significantly before the end of their estimated useful life. Recoverability is assessed based on the carrying amount of the assets and their fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the assets, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount of the assets is not recoverable and exceeds fair value.

(e)	Oil and Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centers on a country-by-country basis. Costs include: license and land acquisition costs, geological, engineering, geophysical, seismic and other data, carrying charges on non-productive properties and costs of drilling and completing both productive and non-productive wells. General and administrative costs which are associated with acquisition, exploration and development activities are capitalized. General and administrative costs are capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

The costs in each cost center, including the costs of well equipment, are depleted and depreciated using the unit-of-production method based on the estimated proved reserves before royalties. The costs of acquiring and evaluating significant unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion.

The capitalized costs (less accumulated depletion and depreciation in each cost center) are limited to an amount equal to the estimated future net revenue from proved reserves (based on prices and costs at the balance sheet date) plus the cost (net of impairments) of unproved properties. The total capitalized costs, less accumulated depletion and depreciation, site restoration provision and future income taxes of all cost centers, is further limited to an amount equal to the future net revenue from proved reserves plus the cost (net of impairments) of unproved properties of all cost centers less estimated future site restoration costs, general and administrative expenses, financing costs and income taxes.

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

(f)	Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that results from the acquisition, construction, development, and/or normal use of the long-lived assets. The Company also records a corresponding asset that is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). The Company does not have any significant asset retirement obligations.

(g)	Financial Instruments and Fair Value Measures

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the Company’s long-term debt and capital lease approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

(h)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2015 and 2014, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. During the year ended December 31, 2015, the Company reversed certain tax-related expenses of $120,000 as a result of a favorable tax ruling. The expense was originally recognized in 2013. The Company’s tax years 2011 and forward remain open for review.

(i)	Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income. The functional currency of our Bulgarian operations is considered to be the Bulgarian Lev.

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718 (“Compensation – Stock Compensation”) using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

(k)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2015 and 2014, the Company had 15,368,001 and 13,987,422 potentially dilutive shares outstanding, respectively.

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

(m)	Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern Subtopic 205- 40—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The adoption of ASU 2014- 15 is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

2.	Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,399,109 at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Oil and Gas Properties

	December 31, 2015	December 31, 2014
Unproven properties
Bulgaria	$2,701,182	$2,196,157

The Company holds a 98,205 acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

4.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($554,800 at December 31, 2015), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2015 the outstanding balance on the loan obligation was $39,490.

5.	Tiway Acquisition

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in 3 producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 430 Boe/d (barrels per day equivalent). The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price. Prior to submitting the winning bid in the bankruptcy auction, the Company spent the prior 6 months actively gathering and evaluating a large amount of data derived from earlier exploration and production activities on Tiway properties.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA which regulates the oil and gas licenses and EMRA which regulates gas marketing. The applications plus supplementary materials have been submitted. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for the upcoming 2016 year and into the future.

While the transaction was originally scheduled for closing March 31, 2016, that date has been extended until April 28, 2016 to allow sufficient time to secure the approvals from the respective regulatory agencies. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries.

6.	Common Stock

(a)	During the year ended December 31, 2014, the Company issued 13,506,430 shares of common stock for proceeds of $2,997,500.

(b)

During the year ended December 31, 2014, the Company issued 32,800 shares of common stock with a fair value of $2,624. The services were valued based on the fair market value of the shares exchanged, which approximate the fair market value of the services received.

(c)	During the year ended December 31, 2014, the Company issued 21,750 shares of common stock upon the vesting of restricted stock units.

(d)	In January 2015, the Company issued 107,055 shares of common stock upon the vesting of restricted stock units for employee compensation.

(e)	In December 2015, the Company received subscriptions for 3,500,000 shares of common stock at $0.10 per share for total proceeds of $350,000 which is included in stock subscriptions received.

7.	Stock Options

In connection with the Reincorporation, PPEI Delaware assumed the 2013 Plan and the 2011 Plan, which we collectively refer to as the “Incentive Plans.” PPEI Delaware also assumed all options to purchase PPEC Nevada common stock and all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation. The reserve of PPEC Nevada common stock under the Incentive Plans was automatically converted on a one-share-for-one-share basis into shares of PPEI Delaware common stock. The terms and conditions that were in effect immediately prior to the Reincorporation under each outstanding equity award assumed by PPEI Delaware continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such award will be shares of PPEI Delaware common stock.

Stock options (and other stock-based awards) have been issued pursuant to the Incentive Plans. The 2013 Plan permits grants of stock options, stock appreciation rights, restricted stock awards and other stock-based awards. Under the 2013 Plan, the maximum number of shares of authorized stock that may be delivered is 10% of the total number of shares of common stock issued and outstanding of the Company as determined on the applicable date of grant of an award under the 2013 Plan. Under the 2013 Plan, the exercise price of each option (or other stock-based award) shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option (or other stock-based award) shall be specified by the Board of Directors at the time of grant. The maximum term of options (or other stock-based award) granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2013	1,800,000	$0.15	$0.13	$—
Granted	350,000	0.14	0.20	—
Expired	(50,000)	—	—	—

Outstanding, December 31, 2014	2,100,000	$0.17	$0.14	$—
Granted	150,000	0.14	0.14	—
Expired	—	—	—	—

Outstanding, December 31, 2015	2,250,000	$0.17	$0.14	$—

Additional information regarding stock options as of December 31, 2015, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	1,050,000	1.7	$0.10	1,050,000	$0.10
$0.14	150,000	2.2	$0.14	150,000	$0.14
$0.20	100,000	1.0	$0.20	50,000	$0.20
$0.23-0.235	850,000	0.9	$0.23	825,000	$0.23
$0.28	100,000	1.6	$0.28	50,000	$0.28

	2,250,000	1.5	$0.16	2,125,000	$0.16

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2015	2014
Risk-free interest rate	0.86%	0.81%
Expected life (in years)	3.0	3.0
Expected volatility	287%	173%

The fair value of stock options vested during the year ended December 31, 2015 and 2014 was $20,729 and $60,429, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. The weighted average fair value of stock options granted during the year ended December 31, 2015 and 2014 was $0.14 and $0.20 per option, respectively. At December 31, 2015, the Company had $25,130 in unrecognized compensation expense related to stock options that will be expensed through January 2017.

8.	Warrants

In connection with the Reincorporation, PPEI Delaware assumed all outstanding warrants to purchase PPEC Nevada common stock. The terms and conditions of the warrants that were in effect immediately prior to the Reincorporation continue in full force and effect after the Reincorporation, except that the shares of common stock issuable under each such warrant will be shares of PPEI Delaware common stock.

The following table summarizes the share purchase warrants:

	Number of warrants	Weighted average exercise price	Expire
Balance, December 31, 2014	11,000,000	$0.20
Balance, December 31, 2015	11,000,000	0.20	2016

9.	Restricted Stock Units

In connection with the Reincorporation, PPEI Delaware assumed all restricted stock unit awards that were outstanding under the Incentive Plans at the time of the Reincorporation.

During 2015, the Company granted restricted stock units (“RSUs”) with vesting periods ranging from eleven months to nineteen months. Officers of the Company were granted 838,397 RSUs with a fair value of $102,445. Expense related to RSUs is recognized ratably over the vesting period. During 2015, outstanding restricted stock units issued under the 2013 Plan had their vesting date changed to May 1, 2016. Restricted stock expense recorded as stock-based compensation was $49,880 and $66,236, respectively, for the years ended December 31, 2015 and 2014.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2013	—	—
Granted	1,082,122	$0.26
Vested	(194,700)	$0.28

Balance, December 31, 2014	887,422	$0.25
Granted	1,230,579	$0.13
Vested	—	—

Balance, December 31, 2015	2,118,001	$0.18

At December 31, 2015 unrecognized compensation expense related to RSUs totaled $78,969 that will be recognized over a weighted average period of 0.68 years. There were no shares vested and released during fiscal year 2015.

10.	Commitments

(a)

On September 1, 2013, the Company entered into an agreement with a consultant whereby the Company was to pay the consultant Cdn $7,500 per month, increasing to Cdn $10,000 per month when the Company raised at least Cdn $10,000,000 in financing, for a period of two years. The Company had the right to terminate this agreement after the expiration of one year if the Company had not secured a financing of at least Cdn $10,000,000 during the first year of this agreement. On August 1, 2014, the Company and the consultant entered into a termination agreement under which this consulting agreement terminated as of December 31, 2014. In lieu of any and all termination fees payable under the consulting agreement, the Company granted 164,700 RSUs. Such RSUs vested on December 31, 2014.

(b)

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term continues now on a month-to-month basis. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such consulting fees being deferred and paid in RSUs to the President of the Company through and including the month that a Phase I Capital Raise transaction is completed by the Company not later than March 31, 2016, at which time the deferral ends. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. Phase I Capital Raise is defined as the following:

(i)	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or

(ii)	A farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

If the Phase I Capital Raise is completed on or before March 31, 2016, the President would also be issued 300,000 fully vested RSUs, which will be subject to a minimum two year hold period upon completion of this financing. The Company will issue the President 100,000 fully vested RSUs upon each anniversary of this agreement dated upon completion of the financing so long as the agreement remains in effect. If the Company completes any additional cash financing of $10,000,000 or more in addition to the first $10,000,000 of equity financing, the Company will issue the President 250,000 fully vested RSUs upon the first subsequent capital raise and 200,000 upon completion of a second subsequent capital raise.

11.	Segment Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

12.	Income Taxes

The Company has net operating losses carried forward of $11,277,278 available to offset taxable income in future years which expire beginning in fiscal 2016.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2015	2014
Benefit at statutory rate	$(259,793)	$(296,747)
Permanent differences and other:	1,034	810
Valuation allowance change	258,759	295,937

Income tax provision	$—	$—

The significant components of deferred income tax assets and liabilities as at December 31, 2015 and 2014 are as follows:

	2015	2014
Net operating losses carried forward	$3,834,274	$3,356,994
Oil and gas properties	125,566	125,566
Stock compensation expense	68,408	44,401
Other	377	377
Total deferred income tax assets	4,028,625	3,527,338
Valuation allowance	(4,028,625)	(3,527,338)

Net deferred income tax asset	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2015 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting, other than those mentioned above, that occurred during the last quarter of our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2015:

Name	Current Office with Company	Since
Scott C. Larsen	President, Chief Executive Officer and Director	October 29, 2013 (Director); November 1, 2013 (President and CEO)
Ijaz Kahn	Director	October 29, 2013
Art Halleran	Director	October 4, 2011
David M. Thompson	Director	October 29, 2013
Charles Michel	Chief Financial Officer	September 15, 2014

A description of the business background of our directors and executive officers is set out in Item 1 under “Employees and Directors”.

Term of Office

All of our directors hold office until the next annual shareholders meeting or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no employees; all officers of the Company are acting on a consultant basis.

Family Relationships

There are currently no family relationships between any of the members of our Board of Directors or our executive officers.

Committees of the Board of Directors

Our Company does not currently have any committees of our Board of Directors.

Involvement in Certain Legal Proceedings

There are currently no legal proceedings to which any of our directors or executive officers is a party adverse to us or in which any of our directors or executive officers has a material interest adverse to us.

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors, and from the following 10% shareholders: Parvez Tyab Family Trust, Aura Oil Holdings Ltd., and Century House Holdings Ltd. During the fiscal year ended December 31, 2015, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows: Century House Holdings Ltd. (5 late reports) and Aura Oil Holdings, Ltd. (1 late report)

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2015;

(b)

each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2015, and whose total compensation exceeds $100,000 per; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2014;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)		Bonus ($)	Stock Awards ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Scott C. Larsen President & CEO(2)	2015 2014	$ $	156,000 156,000	— —	$ $	56,053 45,529	— —	— —	— —	— —	$ $	212,053 201,529
Charles Michel CFO(2)	2015 2014	$ $	66,900 38,300	— —		— —	— —	— —	— —	— —	$ $	66,900 38,300
Taisiia Popova CFO(2)	2014		$31,875	$2,000		$4,200	—	—	—	—		$38,075

Notes

(1)	This column represents the grant date fair value of stock options (or other stock-based awards) granted.

(2)

Ms. Popova was the CEO of the Company in 2013 until Mr. Larsen’s appointment as CEO on November 1, 2013. Ms. Popova was the CFO of the Company in 2014 until Mr. Michel’s appointment as CFO on September 15, 2014.

Outstanding Equity Awards as of December 31, 2015

The following table summarizes the outstanding equity awards as of December 31, 2015 for each of our Named Executive Officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott C. Larsen*	600,000 400,000	—	—	0.23 0.10	4-30-2018 10-30-2016	— — —	— — —	— — 655,046	— — 101,582

*Held through Larsen Energy Consulting Inc.

Compensation of Directors

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ijaz Kahn	100,000 50,000 50,000	— — —	— — —	0.23 0.235 0.14	10-31-2016 1-1-2017 3-31-2018	— — —	— — —	— — —	— — —
Arthur Halleran	300,000 50,000 50,000 50,000	— — — —	— — — —	0.10 0.23 0.235 0.14	11-20-2016 10-31-2016 1-1-2017 3-31-2018	— — — —	— — — —	— — — —	— — — —
David Thompson	100,000 50,000 50,000	— — —	— — —	0.23 0.235 0.14	10-31-2016 1-1-2017 3-31-2018	— — —	— — —	— — —	— — —

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term will renew on a month-to-month basis thereafter. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such consulting fees being deferred and paid in RSUs to the President of the Company through and including the month that a Phase I Capital Raise transaction is completed by the Company not later than March 31, 2016, at which time the deferral ends. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. Phase I Capital Raise is defined as the following:

(iii)	Raising in the aggregate $10,000,000 in one or a series of capital raises, the calculation of which commences June 15, 2013; or

(iv)	A farm out or other infusion of capital for the project (under a financing or other arrangement) in an amount of $20,000,000 or greater.

There are no other employment contracts or related arrangements with our executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2015 regarding the beneficial ownership of our common stock by:

•	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

•	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 45,731,482 shares of common stock outstanding as of December 31, 2015.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2015, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, and (ii) Charles Michel, the CFO of the Company, does not own any Company common stock and therefore is not listed below.

	As of December 31, 2015
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	9,234,605	(2)	19.3
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	7,133,100	(2)	15.5
Cardero Holdings Ltd. 753 Cardero Street, Vancouver, BC, Canada	4,000,000	(2)	8.4
Century House Holdings Limited 2nd Floor 25 Church Street Hamilton, Bermuda	11,583,810	(2)	23.5
World Upstream Energy DMMC PO Box 76326, Dubai, UAE	4,000,000	(2)	8.4
Scott C. Larsen 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	2,200,000	(2)(3)	4.7
Arthur Halleran 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	450,000	(2)	1.0
Ijaz Kahn 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	700,000	(2)	1.5
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	800,000	(2)	1.7
Named Executive Officers and Directors as a Group	4,150,000	(2)(3)	8.6

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31,2015.

(2)

Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,200,000 warrants; Aura Oil Holdings Ltd. – 300,000 warrants; Cardero Holdings Ltd – 2,000,000 warrants; Century House Holdings Limited – 3,500,000 warrants; World Upstream Energy DMMC – 2,000,000 warrants; Scott C. Larsen – 500,000 warrants and 1,000,000 options; Arthur Halleran – 450,000 options; Ijaz Khan - 250,000 warrants and 200,000 options; David Thompson – 250,000 warrants and 200,000 options. Each warrant is exercisable into one share of the Company’s common stock for a period of 36 months from August 30, 2013 at a price of $0.20 per share.

(3)	Includes 600,000 options held by Larsen Energy Consulting Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except for the transactions described herein, since the beginning of our last two fiscal years, none of our directors, executive officers or principal shareholders, nor any associate or affiliate of the foregoing, has any material interest, direct or indirect, in any transaction, or in any proposed transaction, in which our Company was or is to be a participant and in which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years.

party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties.

Compensatory Arrangements

Compensation to all officers of the Company is paid through consulting agreements described under “Executive Compensation.” We have no other transactions, directly or indirectly, with our promoters, directors, executive officers, which have materially affected or will materially affect us.

Director Independence

Directors Halleran, Thompson and Khan are considered independent directors under SEC rules and as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Director Larsen is not considered an independent director under those rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the transition of the primary offices and operations of Company to Dallas, Texas in 2014, effective December 15, 2014, the Board of Directors of the Company dismissed Saturna Group Chartered Accountants LLP (“Saturna”) as the independent auditors for the Company and its subsidiaries and appointed Whitley Penn LLP (“Whitley Penn”).

Saturna and Whitley Penn performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2015 and December 31, 2014:

Audit Fees

	2015	2014
Saturna	$1,500	$35,340
Whitley Penn	$36,293	None

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Saturna in connection with statutory and regulatory filings or engagements.

Audit Related Fees

	2015	2014
Saturna	None	None
Whitley Penn	None	None

Tax Fees

	2015	2014
Saturna	None	None
Whitley Penn	$5,540	None

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

	2015	2014
Saturna	None	None
Whitley Penn	None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire Board of Directors acts as our audit committee, and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor that are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

PART IV

ITEM 15.	EXHIBITS

Certificate of Incorporation and Bylaws
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)

Material Contracts
10.01	Larsen Energy Consulting Inc. Agreement dated May 1, 2013 (2)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (3)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (4)
10.05	2011 Stock option plan dated November 21, 2011 (5)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (6)
10.07	First Amendment to the Larsen Energy Consulting Inc. Agreement dated August 1, 2014 (7)

Subsidiaries of the Small Business Issuer
21.1	Subsidiaries of Small Business Issuer:

Certifications
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL
101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2015 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

Notes

(1)	Incorporated by reference from our Current Report on Form 8- A12G filed with the SEC on November 13, 2015.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.

(6)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 6, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: April 14, 2016

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PARK PLACE ENERGY INC.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: April 14, 2016

By:	/s/ Ijaz Kahn
Ijaz Kahn
Director
Date: April 14, 2016

By:	/s/ David Thompson
David Thompson
Director
Date: April 14, 2016

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: April 14, 2016

By:	/s/ Charles Michel
Charles Michel
Chief Financial Officer
Date: April 14, 2016