Form 10-Q
period 2016-03-31
Park Place Energy Inc.
filed 2016-05-13
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-55539

PARK PLACE ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Ross Ave., Suite 4500E Dallas, TX USA	75201
(Address of principal executive offices)	(Zip Code)

(214) 220-4340

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,981,482 shares of common stock as of May 6, 2016.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$29,196	$75,561
Receivables	143	583
Prepaid expenses and deposits	17,612	13,347

Total current assets	46,951	89,491
Oil and gas properties	2,769,557	2,701,182
Deposit for Tiway acquisition	500,000	500,000
Note receivable	41,063	39,490

Total assets	$3,357,571	$3,330,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,647	$119,006

Total liabilities	263,647	119,006

Commitments and contingencies
Stockholders’ equity:
Common stock
Authorized: 250,000,000 shares, par value $0.00001
Issued and outstanding: 45,731,482 shares	457	457
Additional paid-in capital	17,289,158	17,258,619
Stock subscriptions and stock to be issued	375,000	350,000
Accumulated other comprehensive gain	965	1,190
Accumulated deficit	(14,571,656)	(14,399,109)

Total stockholders’ equity	3,093,924	3,211,157

Total liabilities and stockholders’ equity	$3,357,571	$3,330,163

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2016	2015
Expenses
General and administrative	$177,528	$216,431

Total expenses	177,528	216,431

Loss before other expenses	(177,528)	(216,431)

Other income (expenses)
Foreign exchange gain (loss)	4,981	(49,089)

Total other income (expenses)	4,981	(49,089)

Net loss for the period	$(172,547)	$(265,520)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding	49,827,636	45,725,535

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss for the period	$(172,547)	$(265,520)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(225)	643

Comprehensive loss for the period	$(172,772)	$(264,877)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in capital	Stock subscriptions and stock to be issued	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2015	45,731,482	$457	$17,258,619	$350,000	$1,190	$(14,399,109)	$3,211,157
Stock subscriptions received	—	—	—	25,000	—	—	25,000
Stock-based compensation expense	—	—	18,200	—	—	—	18,200
Capitalized stock based compensation	—	—	12,339	—	—	—	12,339
Currency translation adjustment	—	—	—	—	(225)	—	(225)
Net loss	—	—	—	—	—	(172,547)	(172,547)

Balance, March 31, 2016	45,731,482	$457	$17,289,158	$375,000	$965	$(14,571,656)	$3,093,924

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss for the period	$(172,547)	$(265,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,200	10,375
Changes in operating assets and liabilities:
Receivables	440	2,858
Prepaid expenses and deposits	(4,265)	(1,296)
Accounts payable and accrued liabilities	99,976	(57,175)

Net cash used in operating activities	(58,196)	(310,758)

Investing activities:
Issuance of note receivable	(1,573)	—
Oil and gas properties expenditures	(11,371)	(97,599)

Net cash used in investing activities	(12,944)	(97,599)

Financing activities:
Proceeds from stock subscriptions received	25,000	—

Net cash provided by financing activities	25,000	—

Effect of exchange rate changes on cash and cash equivalents	(225)	643

Decrease in cash	(46,365)	(407,714)
Cash, beginning of period	75,561	1,539,439

Cash, end of period	$29,196	$1,131,725

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$44,665	$19,678
Restricted stock issued for oil and gas properties	$19,059	$85,200
Stock issued for restricted stock units	$—	$46,116

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Inc. and its consolidated subsidiaries (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2015.

(b)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2016 and 2015, the Company had 15,268,001 and 14,370,993 potentially dilutive shares outstanding that were excluded for the diluted EPS calculation, respectively.

2.)	Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,571,656 at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.)	Oil and Gas Properties

	March 31, 2016	December 31, 2015
Unproven properties
Bulgaria	$2,769,557	$2,701,182

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

4.)	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($576,900 at March 31, 2016), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of March 31, 2016 the outstanding balance on the loan obligation was $41,063.

5.)	Tiway Acquisition

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

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA which regulates the oil and gas licenses and EMRA which regulates gas marketing. The applications plus supplementary materials have been submitted. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for 2016 and into the future.

The transaction was scheduled for closing April 28, 2016, that date has been extended until May 26, 2016 to allow sufficient time to secure the approvals from the respective regulatory agencies. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries

6.)	Common Stock

In March 2016, the Company received subscriptions for 250,000 shares of common stock at $0.10 per share for total proceeds of $25,000 which is included in stock subscriptions received.

7.)	Stock Options

The following table summarizes the Company’s stock options as of March 31, 2016.

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2015	2,250,000	$0.17	$0.14	$—
Granted	—	—	—	—
Expired	(100,000)	$0.10	—	—

Outstanding, March 31, 2016	2,150,000	$0.17	$0.14	$—

Additional information regarding stock options as of March 31, 2016, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	950,000	1.7	$ 0.10	950,000	$ 0.10
$0.14	150,000	2.0	$ 0.14	150,000	$ 0.14
$0.20	100,000	0.8	$ 0.20	50,000	$ 0.20
$0.23-0.235	850,000	0.6	$ 0.23	825,000	$ 0.23
$0.28	100,000	1.3	$ 0.28	50,000	$ 0.28

	2,150,000	1.3	$ 0.17	2,025,000	$ 0.16

There was no compensation expense related to stock options recognized during the three months ended March 31, 2016 and 2015. At March 31, 2016, the Company had $25,130 in unrecognized compensation expense related to stock options that will be expensed through January 2017.

8.)	Restricted Stock Units

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2015	2,118,001	$0.18
Issued	—	$—
Vested	—	$—

Balance, March 31, 2016	2,118,001	$0.18

For the three months ended March 31, 2016 and 2015, restricted stock expense recorded as stock-based compensation was $18,200 and $10,375, respectively, and capitalized stock based compensation was $12,339 and $85,200, respectively.

At March 31, 2016 unrecognized compensation expense related to RSUs totaled $81,435 that will be recognized over a weighted average period of approximately eight months.

9.)	Segment Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

10.)	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31,
	2016	2015
Benefit at statutory rate	$(58,666)	$(90,277)
Permanent differences and other	134	161
Valuation allowance change	58,532	90,116

Income tax provision	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Inc. (“Park Place”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2015.

Our website can be found at www.parkplaceenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), can be accessed free of charge by linking directly from our website under the “Investor Relations—SEC Filings” caption to the SEC’s Edgar Database.

Executive Summary

Park Place is an energy company engaged in oil and gas exploration in Bulgaria.

On November 12, 2015, Park Place became the successor registrant to Park Place Energy Corp, a Nevada corporation (“PPEC Nevada”), following a reincorporation merger, approved by the stockholders of PPEC Nevada to provide a better organizational structure for future acquisitions and management of operations. See Park Place’s Annual Report on Form 10-K for the year ended December 31, 2015 for more information on the reincorporation.

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

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA (which regulates the oil and gas licenses) and EMRA (which regulates gas marketing). The applications, plus supplementary materials, have been submitted. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for 2016 and into the future.

The transaction was originally scheduled for closing April 28, 2016, that date has been extended until May 26, 2016 to allow sufficient time to secure the approvals from the respective regulatory agencies. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended March 31, 2016 and 2015, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

Our general and administrative expenses for the three months ended March 31, 2016 were $177,528 compared to $216,431 for the three months ended March 31, 2015. The decrease was primarily due to reduced consulting and professional services costs.

Other Income (Expenses)

For the three months ended March 31, 2016, other income was $4,981 due to a foreign exchange gain. For the three months ended March 31, 2015, other expense was a loss of $49,089 attributable to foreign exchange losses.

Loss

Our net loss for the three months ended March 31, 2016 was $172,547 compared to a loss of $265,520 for the three months ended March 31, 2015. The decrease in net loss was a result of decreased activities in all areas of operations and the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2016 (Unaudited)	December 31, 2015
Cash	$29,196	$75,561
Working deficit	(216,696)	(29,515)
Total assets	3,357,571	3,330,163
Total liabilities	263,647	119,006
Stockholders’ equity	3,093,924	3,211,157

Cash Used in Operating Activities

We used net cash of $58,196 in operating activities for the three months ended March 31, 2016 compared to $310,758 for the three months ended March 31, 2015. The decrease was due to decreased activities in all areas of operations.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $12,944 compared to $97,599 for the three months ended March 31, 2015. This decrease was primarily due to decreased expenditures on the Bulgarian project.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. During the three months ended March 31, 2016, we received cash of $25,000 for stock subscriptions. We did not have any common stock sales during the three months ended March 31, 2015.

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

The Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,571,656 at March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and fund the Tiway acquisition. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of applicable U.S. securities legislation. Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future, by us or on our behalf. Such statements are generally identifiable by the terminology used such as “plans,” “expects,” “estimates,” “budgets,” “intends,” “anticipates,” “believes,” “projects,” “indicates,” “targets,” “objective,” “could,” “should,” “may” or other similar words.

By their very nature, forward-looking statements require us to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements, including the factors discussed under Item 1A. Risk Factors in our most recent Annual Report on Form 10-K. Such factors include, but are not limited to, the following: fluctuations in and volatility of the market prices for oil and natural gas products; the ability to produce and transport oil and natural gas; the results of exploration and development drilling and related activities; global economic conditions, particularly in the countries in which we carry on business, especially economic slowdowns; actions by governmental authorities including increases in taxes, legislative and regulatory initiatives related to fracture stimulation activities, changes in environmental and other regulations, and renegotiations of contracts; political uncertainty, including actions by insurgent groups or other conflicts; the negotiation and closing of material contracts; future capital requirements and the availability of financing; estimates and economic assumptions used in connection with our acquisitions; risks associated with drilling, operating and decommissioning wells; actions of third-party co-owners of interests in properties in which we also own an interest; our ability to effectively integrate companies and properties that we acquire; our limited operating history; our history of operating losses; our lack of insurance coverage; and the other factors discussed in other documents that we file with or furnish to the U.S. Securities and Exchange Commission. The impact of any one factor on a particular forward-looking statement is not determinable with certainty as such factors are interdependent upon other factors and our course of action would depend upon our assessment of the future, considering all information then available. In that regard, any statements as to: future oil or natural gas production levels; capital expenditures; the allocation of capital expenditures to exploration and development activities; sources of funding for our capital expenditure programs; drilling of new wells; demand for oil and natural gas products; expenditures and allowances relating to environmental matters; dates by which certain areas will be developed or will come on-stream; expected finding and development costs; future production rates; ultimate recoverability of reserves, including the ability to convert probable and possible reserves to proved reserves; dates by which transactions are expected to close; future cash flows, uses of cash flows, collectability of receivables and availability of trade credit; expected operating costs; changes in any of the foregoing and other statements using forward-looking terminology are forward-looking statements, and there can be no assurance that the expectations conveyed by such forward-looking statements will, in fact, be realized.

Although we believe that the expectations conveyed by the forward-looking statements are reasonable based on information available to us on the date such forward-looking statements were made, no assurances can be given as to future results, levels of activity, achievements or financial condition.

Readers should not place undue reliance on any forward-looking statement and should recognize that the statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described above, as well as others not now anticipated. The foregoing statements are not exclusive and further information concerning us, including factors that potentially could materially affect our financial results, may emerge from time to time. We do not intend to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any legal proceedings and we are unaware of any pending proceedings, except that the Company is a participant as an interested party in opposition to the appeals that have been filed in Bulgaria against the Bulgarian environmental agency that approved the Company’s overall work program and first year annual work program.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item 1A of the Company’s most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: May 13, 2016

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2016