Form 10-Q
period 2016-06-30
Park Place Energy Inc.
filed 2016-08-19
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,981,482 shares of common stock as of August 17, 2016.

PARK PLACE ENERGY INC.

Form 10-Q

Caption

PART I

Item 1.	Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash	$31,020	$75,561
Receivables	94	583
Prepaid expenses and deposits	17,968	13,347

Total current assets	49,082	89,491
Oil and gas properties	2,815,366	2,701,182
Deposit for Tiway acquisition	500,000	500,000
Note receivable	40,203	39,490

Total assets	$3,404,651	$3,330,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$313,155	$119,006
Stockholder loan payable	17,500	—

Total liabilities	330,655	119,006

Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; Issued and outstanding: 49,981,482 and 45,731,482 shares, respectively	500	457
Additional paid-in capital	17,752,176	17,258,619
Stock subscriptions and stock to be issued	—	350,000
Accumulated other comprehensive income	1,097	1,190
Accumulated deficit	(14,679,777)	(14,399,109)

Total stockholders’ equity	3,073,996	3,211,157

Total liabilities and stockholders’ equity	$3,404,651	$3,330,163

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expenses
General and administrative	$105,041	$194,588	$282,567	$411,019

Total expenses	105,041	194,588	282,567	411,019

Loss before other income (expenses)	(105,041)	(194,588)	(282,567)	(411,019)

Other income (expenses)
Foreign exchange gain (loss)	(3,082)	11,017	1,899	(38,072)

Other income (expenses)	(3,082)	11,017	1,899	(38,072)

Net loss for the period	$(108,123)	$(183,571)	$(280,668)	$(449,091)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	49,981,482	45,731,482	49,904,559	45,728,525

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss for the period	$(108,123)	$(183,571)	$(280,668)	$(449,091)
Other comprehensive income (loss):
Foreign currency cumulative translation adjustment	132	(122)	(93)	521

Comprehensive loss for the period	$(107,991)	$(183,693)	$(280,761)	$(448,570)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in capital	Stock subscriptions and stock to be issued	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2015	45,731,482	$457	$17,258,619	$350,000	$1,190	$(14,399,109)	$3,211,157
Stock subscriptions received	—	—	—	75,000	—	—	75,000
Issuance of common stock	4,250,000	43	424,957	(425,000)	—	—	—
Stock-based compensation expense	—	—	33,598	—	—	—	33,598
Capitalized stock based compensation	—	—	35,002	—	—	—	35,002
Currency translation adjustment	—	—	—	—	(93)	—	(93)
Net loss	—	—	—	—	—	(280,668)	(280,668)

Balance, June 30, 2016	49,981,482	$500	$17,752,176	$—	$1,097	$(14,679,777)	$3,073,996

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of cash flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss for the period	$(280,668)	$(449,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,598	44,189
Changes in operating assets and liabilities:
Receivables	489	2,641
Prepaid expenses and deposits	(4,621)	(16,200)
Accounts payable and accrued liabilities	146,333	(101,960)

Net cash used in operating activities	(104,869)	(520,421)

Investing activities:
Issuance of note receivable	(713)	(38,570)
Oil and gas properties expenditures	(31,366)	(188,791)

Net cash used in investing activities	(32,079)	(227,361)

Financing activities:
Proceeds from issuance of common stock / stock subscriptions received	75,000	—
Proceeds from stockholder loan	17,500	—

Net cash provided by financing activities	92,500	—

Effect of exchange rate changes on cash and cash equivalents	(93)	521

Change in cash	(44,541)	(747,261)
Cash, beginning of period	75,561	1,539,439

Cash, end of period	$31,020	$792,178

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$47,816	$16,444
Restricted stock issued for oil and gas properties	$35,002	$107,367
Stock issued for subscription receivable	$425,000	$46,116

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Inc. and its consolidated subsidiaries (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2015.

(b)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. For the three and six months ended June 30, 2016 and 2015, the Company had 15,268,001 and 15,893,940, respectively, and 14,527,116 and 14,450,563, respectively, in potentially dilutive shares outstanding that were excluded for the diluted EPS calculation.

2.)	Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues and has incurred continued losses from operations and had an accumulated deficit of $14,679,777 at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.)	Oil and Gas Properties

	June 30, 2016	December 31, 2015
Unproven properties
Bulgaria	$2,815,366	$2,701,182

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

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($564,800 at June 30, 2016), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of June 30, 2016 the outstanding balance on the loan obligation was $40,203.

5.)	Tiway Acquisition

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in three producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 395 Boe/d (barrels per day equivalent). The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price. Prior to submitting the winning bid in the bankruptcy auction, the Company spent the prior 6 months actively gathering and evaluating a large amount of data derived from earlier exploration and production activities on Tiway properties.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA which regulates the oil and gas licenses and EMRA which regulates gas marketing. The approval from EMRA has been received; the approval from GDPA is still pending. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for 2016 and into the future.

The transaction was originally scheduled to close March 31, 2016. However, the transaction is conditioned on receiving the EMRA and GDPA regulatory approvals. Accordingly, the closing date has been extended a number of times to allow sufficient time to secure the approvals from the respective regulatory agencies. Currently, the transaction has been extended to August 23, 2016. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries at closing.

6.)	Stockholder Loan Payable

One of the Company’s major shareholders provided a loan to the Company totaling $17,500 during the second quarter of 2016. The loan is repayable upon demand.

7.)	Common Stock

In March 2016, the Company received subscriptions for 250,000 shares of common stock at $0.10 per share for total proceeds of $25,000 which is included in stock subscriptions received. In April 2016, the Company received subscriptions for 500,000 shares of common stock at $0.10 per share for total proceeds of $50,000. The Company subsequently issued 4,250,000 shares of common stock for the stock subscriptions received during the six months ended June 30, 2016.

8.)	Stock Options

The following table summarizes the Company’s stock options as of June 30, 2016.

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2015	2,250,000	$0.17	$0.14	$	—
Granted	165,000	$0.10	$0.11	$	—
Expired	(100,000)	$0.10	$—	$	—

Outstanding, June 30, 2016	2,315,000	$0.16	$0.13	$	—

Additional information regarding stock options as of June 30, 2016, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	1,115,000	1.5	$0.10	1,115,000	$0.10
$0.14	150,000	1.8	$0.14	150,000	$0.14
$0.20	100,000	0.5	$0.20	50,000	$0.20
$0.23-0.235	850,000	0.4	$0.23	825,000	$0.23
$0.28	100,000	1.1	$0.28	50,000	$0.28

	2,315,000	1.1	$0.16	2,190,000	$0.16

For the six months ended June 30, 2016, compensation expense recorded as stock-based compensation was $2,668. There was no compensation expense related to stock options recognized during the six months ended June 30, 2015. At June 30, 2016, the Company had $40,540 in unrecognized compensation expense related to stock options that will be expensed through January 2019.

9.)	Warrants

In June 2016, the Company amended the term of the warrants issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended.

10.)	Restricted Stock Units

During the six months ended June 30, 2016, the Company granted 460,939 restricted stock units (“RSUs”) with vesting periods ranging from seventeen to nineteen months and a fair value of $127,887 to officers of the Company. In addition, the Company extended the vesting date for 685,957 RSUs to December 1, 2016. Expense related to RSUs is recognized ratably over the vesting period.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2015	2,118,001	$0.18
Issued	460,939	$—
Vested	—	$—

Balance, June 30, 2016	2,578,940	$0.17

For the six months ended June 30, 2016 and 2015, restricted stock expense recorded as stock-based compensation was $30,930 and $44,189, respectively, and capitalized stock based compensation was $35,002 and $107,367, respectively.

At June 30, 2016 unrecognized compensation expense related to RSUs totaled $76,792 that will be recognized over a weighted average period of approximately seven months.

11.)	Segment Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

12.)	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Benefit at statutory rate	$(36,762)	$(62,414)	$(95,427)	$(152,691)
Permanent differences and other:	—	517	—	678
Valuation allowance change	36,762	61,897	95,427	152,013

Income tax provision	$—	$—	$—	$—

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

The Company holds a 98,205 acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities in accordance with or exceeding its minimum work program obligation. The Company intends to commence its work program efforts once it receives all regulatory approvals of its work programs and the five year license term commences.

On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before an administrative judge panel. Since then, there have been several hearings resulting in a number of appellants being dismissed and empaneling a panel of experts to confirm the correctness of the approval by the environmental agency. The Company is participating in that proceeding as an interested party. The Company is continuing its data gathering, evaluation and planning, has acquired the land for a future well site and has commissioned an environmental baseline survey of the license area. The initial term of the License Agreement will not begin until (i) the appeal proceeding is completed and the decision upheld, (ii) the Bulgarian energy agency has approved the Company’s work programs and (iii) the license term commences.

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in three producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 395 Boe/d (barrels per day equivalent). The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA (which regulates the oil and gas licenses) and EMRA (which regulates gas marketing). The approval from EMRA has been received; the approval from GDPA is still pending. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for 2016 and into the future.

The transaction was originally scheduled to close March 31, 2016. However, the transaction is conditioned on receiving certain regulatory approvals. Accordingly, the closing date has been extended a number of times to allow sufficient time to secure the approvals from the respective regulatory agencies. Currently, the transaction has been extended to August 23, 2016. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2016 and 2015, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

For the three months ended June 30, 2016, our general and administrative expenses decreased over the comparable prior year period. For the six months ended June 30, 2016, our general and administrative expenses decreased to $282,567 from $411,019 for the same period in 2015. Our overhead decreased from last year primary because the Company has been in a holding pattern waiting for the Tiway transaction to close and waiting for clearance of all regulatory hurdles in Bulgaria to commence work on the Vranino 1-11 license.

Other Income/Expense

Foreign exchange rate fluctuations resulted in a loss of $3,082 for the three months ended June 30, 2016 compared to a gain of $11,017 for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, other income was $1,899 and other expenses were $38,072, respectively, due to a foreign exchange loss.

Loss

Our net loss for the three months ended June 30, 2016 was $108,123 compared to a loss of $183,571 for the three months ended June 30, 2015. The decrease in net loss was primarily due lower expenses for the period. Our net loss for the six months ended June 30, 2016 was $280,668 compared to a loss of $449,091 for the six months ended June 30, 2015. The decrease in net loss was a result of the decrease in expenses described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2016 (Unaudited)	December 31, 2015
Cash	$31,020	$75,561
Working deficit	(281,573)	(29,515)
Total assets	3,404,651	3,330,163
Total liabilities	330,655	119,006
Stockholders’ equity	3,073,996	3,211,157

Cash Used in Operating Activities

We used net cash of $104,869 in operating activities for the six months ended June 30, 2016 compared to $520,421 for the six months ended June 30, 2015. The decrease was due to decreased activities in all areas of operations.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $32,079 compared to $227,361 for the six months ended June 30, 2015. This decrease was primarily due to decreased expenditures on both the Bulgarian project and the Tiway acquisition.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. During the six months ended June 30, 2016, we received cash of $75,000 for stock subscriptions. We did not have any common stock sales during the six months ended June 30, 2015. One of the Company’s major shareholders provided a loan to the Company totaling $17,500 during the second quarter of 2016. The loan is repayable upon demand.

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

The Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $14,679,777 at June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and fund the Tiway acquisition. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the periods ended June 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the periods ended June 30, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: August 19, 2016

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: August 19, 2016