Form 10-Q
period 2016-09-30
Park Place Energy Inc.
filed 2016-12-12
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,981,482 shares of common stock as of December 9, 2016.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$12,866	$75,561
Receivables	96	583
Prepaid expenses and deposits	12,409	13,347

Total current assets	25,371	89,491
Oil and gas properties	2,867,227	2,701,182
Deposit for Tiway acquisition	500,000	500,000
Note receivable	40,919	39,490

Total assets	$3,433,517	$3,330,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$367,761	$119,006
Stockholder loan payable	52,500	—

Total liabilities	420,261	119,006

Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 49,981,482 and 45,731,482 shares, respectively	500	457
Additional paid-in capital	21,212,313	17,258,619
Stock subscriptions and stock to be issued	—	350,000
Accumulated other comprehensive gain	988	1,190
Accumulated deficit	(18,200,545)	(14,399,109)

Total stockholders’ equity	3,013,256	3,211,157

Total liabilities and stockholders’ equity	$3,433,517	$3,330,163

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expenses
General and administrative	$3,520,369	$176,441	$3,803,323	$587,460

Total expenses	3,520,369	176,441	3,803,323	587,460

Loss before other expenses	(3,520,369)	(176,441)	(3,803,323)	(587,460)

Other income (expenses)
Reversed tax penalties	—	120,000	—	120,000
Foreign exchange gain (loss)	(12)	(1,066)	1,887	(39,138)

Other income (expenses)	(12)	118,934	1,887	80,862

Net loss for the period	$(3,520,381)	$(57,507)	$(3,801,436)	$(506,598)

Loss per share, basic and diluted	$(0.07)	$(0.00)	$(0.08)	$(0.01)

Weighted average number of shares outstanding	49,984,229	45,731,482	49,930,387	45,729,521

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss for the period	$(3,520,381)	$(57,507)	$(3,801,436)	$(506,598)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(109)	(91)	(202)	430

Comprehensive loss for the period	$(3,520,490)	$(57,598)	$(3,801,638)	$(506,168)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in capital	Stock subscriptions and stock to be issued	Accumulated other comprehensive income	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2015	45,731,482	$457	$17,258,619	$350,000	$1,190	$(14,399,109)	$3,211,157
Stock subscriptions received	—	—	—	75,000	—	—	75,000
Issuance of common stock	4,250,000	43	424,957	(425,000)	—	—	—
Stock-based compensation expense	—	—	3,468,622	—	—	—	3,468,622
Capitalized stock based compensation	—	—	60,115	—	—	—	60,115
Currency translation adjustment	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	(3,801,436)	(3,801,436)

Balance, September 30, 2016	49,981,482	$500	$21,212,313	$—	$988	$(18,200,545)	$3,013,256

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss for the period	$(3,801,436)	$(506,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,468,622	56,062
Changes in operating assets and liabilities:
Receivables	487	3,422
Prepaid expenses and deposits	938	(8,777)
Accounts payable and accrued liabilities	182,740	(222,508)

Net cash used in operating activities	(148,649)	(678,399)

Investing activities:
Issuance of note receivable	(1,429)	(39,086)
Oil and gas properties expenditures	(39,915)	(330,740)

Net cash used in investing activities	(41,344)	(369,826)

Financing activities:
Proceeds from issuance of common stock / stock subscriptions received	75,000	—
Proceeds from stockholder loan	52,500	—

Net cash provided by financing activities	127,500	—

Effect of exchange rate changes on cash and cash equivalents	(202)	430

Change in cash	(62,695)	(1,047,795)
Cash, beginning of period	75,561	1,539,439

Cash, end of period	$12,866	$491,644

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$66,015	$7,047
Restricted stock issued for oil and gas properties	$60,115	$48,790
Stock issued for subscription receivable	$425,000	$46,116

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Inc. and its consolidated subsidiaries (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2015.

(b)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2016 and 2015, the Company had 15,903,940 and 15,893,940, respectively, and 14,810,645 and 14,450,563, respectively, in potentially dilutive shares outstanding that were excluded for the diluted EPS calculation, respectively.

2.)	Going Concern

As shown in the accompanying consolidated financial statements, the Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $18,200,545 at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.)	Oil and Gas Properties

	September 30, 2016	December 31, 2015
Unproven properties
Bulgaria	$2,867,227	$2,701,182

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

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($574,880) at September 30, 2016), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of September 30, 2016 and 2015 the outstanding balance on the loan obligation was $40,919 and $39,490, respectively.

5.)	Tiway Acquisition

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in three producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 300 Boe/d (barrels per day equivalent); as of September 30, 2016, year-to-date production has averaged 417 Boe/d. The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA which regulates the oil and gas licenses and EMRA which regulates gas marketing. Both approvals have now been obtained. During the period prior to closing, in consultation with the Tiway staff and partners in the various fields, the Company has prepared work programs for 2017 and into the future.

The transaction was originally scheduled to close March 31, 2016. However, the transaction is conditioned on receiving the EMRA and GDPA regulatory approvals. Accordingly, the closing date has been extended a number of times to allow sufficient time to secure the approvals from the respective regulatory agencies, most recently to December 15, 2016. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries at closing. Closing on the transaction is expected to occur prior to December 31, 2016 or in January 2017 now that both regulatory approvals have been received.

6.)	Stockholder Loan Payable

Two of the Company’s shareholders provided loans to the Company totaling $52,500 during the nine months ended September 30, 2016. The loans are repayable upon demand.

7.)	Common Stock

In March 2016, the Company received subscriptions for 250,000 shares of common stock at $0.10 per share for total proceeds of $25,000 which is included in stock subscriptions received. In April 2016, the Company received subscriptions for 500,000 shares of common stock at $0.10 per share for total proceeds of $50,000. The Company issued 4,250,000 shares of common stock in April for the stock subscriptions received during 2015 and the nine months ended September 30, 2016.

8.)	Stock Options

The following table summarizes the Company’s stock options as of September 30, 2016.

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2015	2,250,000	$0.17	$0.14	$—
Granted	165,000	$0.10	$0.11	—
Expired	(150,000)	$0.10	$—	—

Outstanding, September 30, 2016	2,265,000	$0.16	$0.14	$—

Additional information regarding stock options as of September 30, 2016, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$ 0.10	1,065,000	1.0	$0.10	1,065,000	$0.10
$ 0.14	150,000	1.5	$0.14	150,000	$0.14
$ 0.20	100,000	0.3	$0.20	50,000	$0.20
$ 0.23-0.235	850,000	0.1	$0.23	825,000	$0.23
$ 0.28	100,000	0.8	$0.28	50,000	$0.28

	2,265,000	1.4	$0.16	2,140,000	$0.17

Option expense recorded as stock-based compensation for the nine months ended September 30, 2016 and 2015 was $4,722 and $20,729, respectively. At September 30, 2016, the Company had $13,806 in unrecognized compensation expense related to stock options that will be expensed through January 2019.

9.)	Warrants

During the third quarter 2016, the Company amended and restated the terms of the 11,000,000 stock purchase warrants with an exercise price of $0.20 per share issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended. The amended and restated warrants vested immediately. The Company recognized expense of $3,421,501 related to the amendment and restatement of the warrants.

10.)	Restricted Stock Units

During the nine months ended September 30, 2016, the Company granted 520,939 restricted stock units (“RSUs”) with vesting periods ranging from fourteen to nineteen months and a fair value of $144,687 to officers of the Company. In addition, the Company extended the vesting date for 685,957 RSUs to December 1, 2016. Expense related to RSUs is recognized ratably over the vesting period.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2015	2,118,001	$0.17
Issued	520,939	$—
Vested	—	$—

Balance, September 30, 2016	2,638,940	$0.17

For the nine months ended September 30, 2016 and 2015, restricted stock expense recorded as stock-based compensation was $42,399 and $35,333, respectively, and capitalized stock based compensation was $60,115 and $48,790, respectively.

At September 30, 2016 unrecognized compensation expense related to RSUs totaled $56,531 that will be recognized over a weighted average period of approximately five months.

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

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Benefit at statutory rate	$(1,196,929)	$(19,552)	$(1,292,488)	$(172,243)
Permanent differences and other:	—	43	—	721
Valuation allowance change	1,196,929	19,509	1,292,488	171,522

Income tax provision	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company entered into a share purchase agreement on December 22, 2015 to acquire the three subsidiaries of Tiway Oil B.V. (“Tiway”), a company currently in bankruptcy in the Netherlands. These Tiway subsidiaries are oil and gas exploration and production companies operating in the Republic of Turkey. They own interests in three producing oil and gas fields, one offshore and two onshore, as well as a number of exploration licenses and operate one of the onshore fields. Current production for the Tiway subsidiaries is about 315 Boe/d (barrels per day equivalent); as of September 30, 2016, year-to-date production has averaged 417 Boe/d. The purchase price is $2.1 million USD and the Company paid at signing a $500,000 deposit toward the purchase price.

The transaction is subject to obtaining the approval of two regulatory agencies in Turkey, the GDPA (which regulates the oil and gas licenses) and EMRA (which regulates gas marketing). Both regulatory approvals have now been received.

The transaction was originally scheduled to close March 31, 2016. The closing date has been extended a number of times to allow sufficient time to secure the approvals from the respective regulatory agencies. Currently, the transaction has been extended to December 15, 2016. To facilitate closing, the Company has formed a new wholly owned subsidiary, Park Place Energy (Bermuda) Ltd. which will become the acquirer of the shares of the Tiway subsidiaries. Closing on the transaction will occur prior to December 31, 2016 or in January 2017 now that both regulatory approvals have been received.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2016 and 2015, which are included herein.

Revenue

We are a pre-revenue stage company, and our future revenues depend upon successful exploration of oil and gas assets.

Expenses

For the three months ended September 30, 2016, our general and administrative expenses increased over the comparable prior year period. For the nine months ended September 30, 2016, our general and administrative expenses increased to $3,803,323 from $587,460 for the same period in 2015.

During the third quarter 2016, the Company amended and restated the terms of the warrants issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended. The amended and restated warrants vested immediately. The Company recognized expense of $3,421,501 related to the amendment and restatement of the warrants.

Excluding the stock-based compensation charge, our overhead decreased from last year primary because the Company has been in a holding pattern waiting for the Tiway transaction to close and waiting for clearance of all regulatory hurdles in Bulgaria to commence work on the Vranino 1-11 license.

Other Income/Expense

Foreign exchange rate fluctuations resulted in a loss of $12 for the three months ended September 30, 2016 compared to a loss of $1,066 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, other income was $1,887 and other expenses were $39,138, respectively, due to a foreign exchange loss.

Loss

Our net loss for the three months ended September 30, 2016 was $3,520,381 compared to a loss of $57,507 for the three months ended September 30, 2015. The increase in net loss was primarily due a revaluation of warrants issued in 2013 charge for the period. Our net loss for the nine months ended September 30, 2016 was $3,801,436 compared to a loss of $506,598 for the nine months ended September 30, 2015. The increase in net loss was primarily due a revaluation of warrants issued in 2013 described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2016 (Unaudited)	December 31, 2015
Cash	$12,866	$75,561
Working deficit	(394,890)	(29,515)
Total assets	3,433,517	3,330,163
Total liabilities	420,261	119,006
Stockholders’ equity	3,013,256	3,211,157

Cash Used in Operating Activities

We used net cash of $148,649 in operating activities for the nine months ended September 30, 2016 compared to $678,399 for the nine months ended September 30, 2015. The decrease was due to decreased activities in all areas of operations.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $41,344 compared to $369,826 for the nine months ended September 30, 2015. This decrease was primarily due to decreased expenditures on both the Bulgarian project and the Tiway acquisition.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. During the nine months ended September 30, 2016, we received cash of $75,000 for stock subscriptions. We did not have any common stock sales during the nine months ended September 30, 2015. Two of the Company’s shareholders provided loans to the Company totaling $52,500 during the nine months of 2016. The loans are repayable upon demand.

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

The Company has no revenues and has incurred continuous losses from operations and had an accumulated deficit of $18,200,545 at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations and fund the Tiway acquisition. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the periods ended September 30, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mining Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the periods ended September 30, 2016 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: December 12, 2016

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: December 12, 2016