Form 10-K
period 2016-12-31
Park Place Energy Inc.
filed 2017-03-30
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-55539

PARK PLACE ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2200 Ross Ave., Suite 4500E
Dallas, TX USA	75201
(Address of principal executive offices)	(Zip Code)

(214) 220-4340
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.23) on that date, was approximately $6,908,360. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 56,243,904 shares of common stock outstanding as of March 7, 2017.

PARK PLACE ENERGY INC.
FORM 10-K

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

PART I

ITEM 1. BUSINESS

Name and Organization

Park Place Energy Inc. and its consolidated subsidiaries, (“Park Place”, “Company”, “we” or “our”) is a U.S. based oil and gas exploration and production company. Our corporate headquarters are located at 2200 Ross Avenue, Suite 4500, Dallas, Texas 75201. The Company also has registered offices in Turkey and Bulgaria. Park Place was incorporated in Delaware in 2015.

General

Park Place Energy Inc. is focused on expanding its portfolio of projects in Southeast Europe, Turkey and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). The purchase price for the acquisition of the Tiway Companies from Tiway Oil B.V. was $2.1 million. As a result of the acquisition of the Tiway Companies, Park Place now owns interests in three producing oil and gas fields in Turkey, one of which is offshore and the other two are onshore. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey Companies”.

At December 31, 2016, net production to the PPE Turkey Companies from such fields was 280 barrels of oil equivalent per day or Boe/d; and for the year 2016, net production to the PPE Turkey Companies averaged 390Boe/d. In addition, at the time of completion of the acquisition, the PPE Turkey Companies had about US$745,000 in available cash. Due to the acquisition of the PPE Turkey Companies, the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, Park Place is poised to exploit these assets and for further growth in the region.

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). Over $450 million has been invested in the SASB to date. The Company now owns a 36.75% working interest in SASB. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to110 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

The three nearer shore gas fields of Ayazli (discovered in 2004), Dogu Ayazli (discovered 2005) and Akkaya (discovered in 2006) were included in an initial phase of development with first gas production in 2007. The deeper water Akcakoca field (discovered in 2006) was developed later with first gas production in 2011. All the fields are developed using unmanned well head platforms/tripods tied back via an 18 kilometre (“km”) 12-inch pipeline to shared processing and compression facilities onshore at Cayagzi gas plant. The gas plant at Cayagzi is capable of processing up to 75 million cubic feet of gas per day. Sales gas is exported via an 18.6 km long 16-inch onshore pipeline, which ties into the main national gas transmission network operated by BOTAS. Historically, gas has been produced at rates of as high as 30 MMcf/d from SASB; total gross production to date from the four fields is in excess of 37 Bcf. The production license for SASB is covered by a modern 223 square kilometre 3D survey. There are five additional gas discoveries in SASB that have not yet been developed. Also, there are several additional prospects defined by 3D seismic data.

At December 31, 2016, the gross gas production rate for the seven producing wells in SASB was 2.56 MMcfd; the average daily 2016 gross production rate for the field was 4.36 MMcfd. At the end of February 2017, gas is currently sold at a price of approximately US$5.20 per Mcf for a netback per Mcf of approximately US$1.85. The plan for 2017 is to re-log certain of the wells; based upon those results, operations are planned to perforate the confirmed behind pipe reserves in order to increase production. In addition, we plan to install artificial lift on several of the wells. This plan is now underway with 3 wells having been logged in the first week of March 2017.

The Company has identified a number of proved undeveloped locations that can be drilled from the four existing production platforms. The Company envisions the next stage of development in 2018 will include the drilling of additional wells to materially increase the volumes of gas produced through the existing infrastructure.

With the acquisition of the PPE Turkey Companies, Park Place also acquired two other oil and gas assets: a 19.6% interest in the Cendere field, a producing oil field located in Central Turkey, and a 50% operated interest in the Bakuk gas field located near the Syrian border. At year-end 2016, the Cendere field was producing 123 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2016 net to the PPE Turkey Companies. The Bakuk field is shut-in with no plans to revive production in the near term.

Funds for the acquisition were raised through a combination of private placements and loans. From a private placement that closed in January 2017, along with an earlier placement that closed in early 2016, the Company raised just over $1.4 million. The remainder of needed funds was obtained through loans. The private placement that closed concurrent with closing of this acquisition raised $1,015,000. We sold units at $0.20 per unit which consisted of one common share and one share warrant at $0.40 exercisable on or before January 17, 2018.

Bulgaria License

In October of 2010, the Company was awarded an exploration permit for the “Vranino 1-11 Block”, a 98,205 acre oil and gas exploration land located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last for up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,584 based on the exchange rate of .54 Lev to Dollar as of March 7, 2017). The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final. We anticipate this proceeding will take most of 2017 before a final decision is issued. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

The Company has suspended its data gathering, evaluation and planning, pending outcome of the above described proceedings. It has acquired the land for one future well site and has completed an environmental baseline survey of the license area.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Government Regulation

Our current or future operations, including exploration and development activities on our properties, require permits from various governmental authorities, and such operations are and will be governed by laws and regulations of the jurisdiction in which we are conducting business. These laws and regulations concern exploration, development, production, exports, taxes, labor laws and standards, occupational health, waste disposal, toxic substances, land use, environmental protection and other matters. Compliance with these requirements may prove to be difficult and expensive. Due to our international operations, we are subject to the following issues and uncertainties that can affect our operations adversely:

●	the risk of expropriation, nationalization, war, revolution, political instability, border disputes, renegotiation or modification of existing contracts, and import, export and transportation regulations and tariffs;

●	laws of foreign governments affecting our ability to fracture stimulate oil or natural gas wells, such as the legislation enacted in Bulgaria in January 2012, discussed in greater detail below;

●	the risk of not being able to procure residency and work permits for our expatriate personnel;

●	taxation policies, including royalty and tax increases and retroactive tax claims;

●	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over international operations;

●	laws and policies of the United States affecting foreign trade, taxation and investment;

●	the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

●	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

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

Repatriation of Earnings. Currently, there are no restrictions on the repatriation of earnings or capital to foreign entities from Bulgaria. In Turkey, funds which are invested in the Turkish entities and which are registered with the Turkish authorities may be repatriated without tax. There is a 10% tax on dividends on profits which are transferred out of Turkey. However, there can be no assurance that any such restrictions on repatriation of earnings or capital from the aforementioned countries or any other country where we may invest will not be imposed, changed or increased in the future.

Environmental. The oil and natural gas industry is subject to extensive environmental regulations. Environmental regulations establish standards respecting health, safety and environmental matters and place restrictions and prohibitions on emissions of various substances produced concurrently with oil and natural gas. The regulatory requirements cover the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. These regulations may have an impact on the selection of drilling locations and facilities, potentially resulting in increased capital expenditures. In addition, environmental legislation may require those wells and production facilities to be abandoned and sites reclaimed to the satisfaction of local authorities. Such regulation has increased the cost of planning, designing, drilling, operating and, in some instances, abandoning wells. We are committed to complying with environmental and operation legislation wherever we operate.

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

Competition

Both Turkey and Bulgaria import nearly all of their natural gas requirements. Both countries encourage domestic production as a way to reduce imports and increase energy security. In Turkey, natural gas is imported from a number of countries so there is a vibrant market for natural gas. In Bulgaria, currently one company, Gazprom, supplies Bulgaria with virtually all natural gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete for license blocks and capital with other oil and gas exploration companies and independent producers who are actively seeking oil and natural gas properties throughout the world, but in particular, in Southeast Europe, Turkey and countries in the immediate vicinity.

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

From a general standpoint, we operate in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, including U.S.-based and international companies doing business in each of the countries in which we operate. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

●	seeking oil and natural gas exploration licenses and production licenses and leases;

●	acquiring desirable producing properties or new leases for future exploration;

●	marketing oil and natural gas production;

●	integrating new technologies; and

●	contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

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

Employees, Officers and Directors

As of December 31, 2016, the Company has no employees, and all the executive officers of Company work on a consulting basis. As of December 31, 2016, our business is generally conducted through our officers and directors and through consultants of the Company. The following is a description of our officers’ and directors’ professional experience in the oil and gas industry:

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

Dr. David S. Campbell - Vice President of Exploration

Dr. David Campbell has over 30 years’ experience in the petroleum exploration and production business and has worked in a wide variety of petroleum basins, including the North Sea, Continental Europe, North Africa and the Middle East. He received a Bachelor of Science degree in geology from St. Andrews University and a Ph.D. degree in geology from Glasgow University. After graduation in 1979, he joined Esso Expro UK as a seismic interpreter and later spent the majority of his professional career with ARCO, both in the UK and overseas. He was North Sea Chief Geophysicist for ARCO British Limited, Geophysical Research Manager for ARCO Exploration and Production Technology Company, and Middle East Exploration Manager for ARCO International Oil and Gas Company. David was awarded ARCO’s International Exploration Award in 1993 and 1994 for his contribution to discoveries in the North Sea and Middle East. Following his retirement from ARCO in 2000, David was an officer or director in a number of energy-related companies, including Balli Resources Limited, TransAtlantic North Sea Ltd. and VND Energy 2008 Limited

Charles (Chas) Michel - Chief Financial Officer

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

You may read and copy all or any portion of the Annual Report or any other information that we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the Annual Report, are also available to you on the SEC’s website at www.sec.gov. For SEC filings for the period prior to November 13, 2015, documents will be found under Park Place Energy Corp. (Commission File No. 000-51712), and for SEC filings for the period on or after November 13, 2015, documents will be found under Park Place Energy Inc. (Commission File No. 000-55539).

Our Website

Our website can be found at www.parkplaceenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), can be accessed free of charge by linking directly from our website under the “Investors” – see SEC Filings” caption to the SEC’s Edgar Database.

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

The future performance of our business will depend upon our ability to develop oil and natural gas reserves that are economically recoverable. Success will depend upon our ability to develop prospects from which oil and natural gas reserves are ultimately discovered in commercial quantities. Without successful exploration activities, we will not be able to develop oil and natural gas reserves or generate revenues. There are no assurances that oil and natural gas reserves will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

At December 31, 2016, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

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

Our Turkey producing properties are held in the form of production leases. Initially, our Bulgarian property will be held in the form of a license agreement. Future properties may be held in the form of permits, leases and/or license agreements that contain expiration dates and specific requirements and stipulations. If our permits or licenses expire, we will lose our right to explore and develop the related properties. If we fail to meet specific requirements of the permits, leases and/or license agreements, we may be in breach and may lose our rights or be liable for damages. Our drilling plans for these areas are subject to change based upon various factors, including factors that are beyond our control. Such factors include drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

We are subject to political, economic and other risks and uncertainties in the foreign countries in which we operate.

Any international operations performed may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations in Bulgaria or other countries in which we may operate properties in the future:

●	the risk of, and disruptions due to, expropriation, nationalization, war, revolution, election outcomes, economic instability, political instability, or border disputes;

●	the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;

●	the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;

●	the risk of not being able to procure residency and work permits for our expatriate personnel;

●	the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;

●	taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;

●	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;

●	laws and policies of the United States and of the other countries in which we may operate affecting foreign trade, taxation and investment, including anti- bribery and anti-corruption laws;

●	the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

●	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

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

Oil and gas operations in Turkey will generate revenues in Turkish Lira, while expenses will be incurred in Turkish Lira or U.S. dollars. Gas production in Turkey will generate Turkish Lira. Oil and gas operations in Bulgaria will generate revenues in Bulgarian Leva, while expenses will be incurred in Bulgarian Leva, U.S. dollars or Euros. Gas production in Bulgaria will generate Bulgarian Leva. As a result, any fluctuations of these currencies may result in a change in reported revenues, if any, that our projects could generate if they commence production. Accordingly, our future financial results are subject to risk based on changes to foreign currency rates.

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

Our future success depends on the success of our exploration, development and production activities in our prospects. These activities will be subject to numerous risks beyond our control, including the risk that we will be unable to economically produce our reserves or be able to find commercially productive oil or natural gas reservoirs. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project unprofitable. Further, many factors may curtail, delay or prevent drilling operations, including:

●	unexpected drilling conditions;

●	pressure or irregularities in geological formations;

●	equipment failures or accidents;

●	pipeline and processing interruptions or unavailability;

●	title problems;

●	adverse weather conditions;

●	lack of market demand for oil and natural gas;

●	delays imposed by, or resulting from, compliance with environmental laws and other regulatory requirements;

●	declines in oil and natural gas prices; and

●	shortages or delays in the availability of drilling rigs, equipment and qualified personnel.

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

Our industry is cyclical and, from time to time, there may be a shortage of drilling rigs, equipment, oilfield services and qualified personnel in countries in which we may operate in the future. Shortages of drilling and workover rigs, pipe and other equipment may occur as demand for drilling rigs and equipment increases, along with increases in the number of wells being drilled. These factors can also cause significant increases in costs for equipment, oilfield services and qualified personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling and workover rigs, crews and associated supplies, equipment and services. It is beyond our control and ability to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly increase our costs, decrease our cash provided by operating activities, or restrict our ability to conduct the exploration and development activities that we currently have planned and budgeted or that we may plan in the future. In addition, the availability of drilling rigs can vary significantly from region to region at any particular time. An undersupply of drilling rigs in any of the regions in which we may operate may result in drilling delays and higher costs for drilling rigs.

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

A decrease in oil or natural gas prices will not only reduce revenues and profits, but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

●	market expectations regarding supply and demand for oil and natural gas;

●	levels of production and other activities of the Organization of Petroleum Exporting Countries and other oil and natural gas producing nations;

●	market expectations about future prices for oil and natural gas;

●	the level of global oil and natural gas exploration, production activity and inventories;

●	political conditions, including embargoes, in or affecting oil and natural gas production activities; and

●	the price and availability of alternative fuels.

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

Our oil and natural gas operations in countries in which we operate or may operate in the future will be subject to numerous laws and regulations, including those related to the environment, employment, immigration, labor, oil and natural gas exploration and development, payments to local, foreign and provincial officials, taxes and the repatriation of foreign earnings. If we fail to adhere to any applicable laws or regulations, or if such laws or regulations restrict exploration or production, or negatively affect the sale, of oil and natural gas, our business, prospects, results of operations, financial condition or cash flows may be impaired. We may be subject to governmental sanctions, such as fines or penalties, as well as potential liability for personal injury, property or natural resource damage and might be required to make significant capital expenditures to comply with federal, state or international laws or regulations. In addition, existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could adversely affect our business or operations, or substantially increase our costs and associated liabilities.

In addition, exploration for, and exploitation, production and sale of, oil and natural gas in countries in which we operate or may operate in the future are subject to extensive national and local laws and regulations requiring various licenses, permits and approvals from various governmental agencies. If these licenses or permits are not issued or unfavorable restrictions or conditions are imposed on our exploration or drilling activities, we might not be able to conduct our operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements of any licenses or permits, might result in the suspension or termination of operations and subject us to penalties. Our costs to comply with such laws, regulations, licenses and permits are significant.

Specifically, our oil and natural gas operations in countries in which we operate or may operate in the future will be subject to stringent laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the imposition of administrative, civil and/or criminal penalties, incurring investigatory or remedial obligations and the imposition of injunctive relief.

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

We will be operating in the highly competitive areas of oil and natural gas exploration, development, production and acquisition with a substantial number of other companies, both foreign and domestic. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

●	seeking oil and natural gas exploration licenses and production licenses;

●	acquiring desirable producing properties or new leases for future exploration;

●	marketing oil and natural gas production;

●	integrating new technologies; and

●	contracting for drilling services and equipment and securing the expertise necessary to develop and operate properties.

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

There are numerous permits, approvals, and agreements with third parties that will be necessary in order to enable us to proceed with our exploration, development or production activities and otherwise accomplish our objectives. The government agencies in international countries have discretion in interpreting various laws, regulations, and policies governing operations under licenses such as the license we are obtaining in Bulgaria. Further, we may be required to enter into agreements with private surface owners to obtain access to, and agreements for, the location of surface facilities. In addition, because many of the laws governing oil and natural gas operations in international countries have been enacted relatively recently, there is only a relatively short history of the government agencies handling and interpreting those laws, including the various regulations and policies relating to those laws. This short history does not provide extensive precedents or the level of certainty that allows us to predict whether such agencies will act favorably toward us. The governments have broad discretion to interpret requirements for the issuance of drilling permits. Our inability to meet any such requirements could have a material adverse effect on our exploration, development or production activities.

Risks Related to Our Common Stock

The value of our common stock may be affected by matters not related to our own operating performance.

The value of our common stock may be affected by matters that are not related to our operating performance and are outside of our control. These matters include the following:

●	general economic conditions in the United States and globally;

●	industry conditions, including fluctuations in the price of oil and natural gas;

●	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;

●	fluctuation in foreign exchange or interest rates;

●	liabilities inherent in oil and natural gas operations;

●	geological, technical, drilling and processing problems;

●	unanticipated operating events that can reduce production or cause production to be shut in or delayed;

●	failure to obtain industry partner and other third-party consents and approvals, when required;

●	stock market volatility and market valuations;

●	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

●	the need to obtain required approvals from regulatory authorities;

●	worldwide supplies and prices of, and demand for, oil and natural gas;

●	political conditions and developments in each of the countries in which we operate;

●	political conditions in oil and natural gas producing regions;

●	revenue and operating results failing to meet expectations in any particular period;

●	investor perception of the oil and natural gas industry;

●	limited trading volume of our common shares;

●	announcements relating to our business or the business of our competitors;

●	the sale of assets;

●	our liquidity; and

●	our ability to raise additional funds.

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

We may issue debt to acquire assets or for working capital.

From time to time our Company may enter into transactions to acquire assets or the stock of other companies or we may require funding for general and administrative purposes. These transactions may be financed partially or wholly with debt, which may increase our debt levels above industry standards. Our governing documents do not limit the amount of indebtedness that our Company may incur. The level of our indebtedness from time to time could impair our ability to obtain additional financing in the future on a timely basis to take advantage of business opportunities that may arise.

We may issue additional equity securities without the consent of shareholders. The issuance of any additional equity securities would further dilute our shareholders.

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 56,243,904 shares were issued and outstanding as of March 7, 2017. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Turkey Properties

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). The purchase price for the acquisition of the Tiway Companies from Tiway Oil B.V. was $2.1 million. As a result of the acquisition of the Tiway Companies, Park Place now owns interests in three producing oil and gas fields in Turkey, one of which is offshore and the other two are onshore. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey Companies”.

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 36.75% working interest in SASB. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to110 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

The three nearer shore gas fields of Ayazli (discovered in 2004), Dogu Ayazli (discovered 2005) and Akkaya (discovered in 2006) were included in an initial phase of development with first gas production in 2007. The deeper water Akcakoca field (discovered in 2006) was developed later with first gas production in 2011. All the fields are developed using unmanned well head platforms/tripods tied back via an 18 km 12-inch pipeline to shared processing and compression facilities onshore at Cayagzi gas plant. The gas plant at Cayagzi is capable of processing up to 75 million cubic feet of gas per day. Sales gas is exported via an 18.6 km long 16-inch onshore pipeline, which ties into the main national gas transmission network operated by BOTAS. Historically, gas has been produced at rates of as high as 30 MMcf/d from SASB; total gross production to date from the four fields is in excess of 37 Bcf. The production license for SASB is covered by a modern 223 square kilometre 3D survey. There are five additional gas discoveries in SASB that have not yet been developed. Also, there are several additional prospects defined by 3D seismic data.

With the acquisition of the PPE Turkey Companies, Park Place also acquired two other oil and gas assets: a 19.6% interest in the Cendere field, a producing oil field located in Central Turkey, and a 50% operated interest in the Bakuk gas field located near the Syrian border. At year-end 2016, the Cendere field was producing 123 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2016 net to the PPE Turkey Companies. The Bakuk field is shut-in with no plans to revive production in the near term.

Bulgarian Property

In October of 2010, the Company was awarded an exploration permit for the “Vranino 1-11 Block”, a 98,205 acre oil and gas exploration land located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last for up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to approval of the Bulgarian regulatory authorities.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,584 based on the exchange rate of .54 Lev to Dollar as of March 7, 2017). The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final. We anticipate this proceeding will take most of 2017 before a final decision is issued. The initial term of the License Agreement will not begin until (i) the appeals proceeding is completed and the decision upheld and (ii) the Bulgarian energy agency has approved the Company’s work programs.

Reserves Reported to Other Agencies

We have not filed estimates of total in-place resources or proved oil and gas reserves with any other federal authority or agency in the United States, Canada, Turkey or Bulgaria at this time. We are preparing an estimate of the total in-place resources or proved oil and gas reserves for the Turkey properties and will file it with the appropriate regulatory agencies. Presently, we are not required to prepare an estimate with respect to the Bulgarian property because are license has not yet become effective. We will file such reports as and when required under applicable regulations after receiving the Bulgarian exploration permit.

Productive Wells and Acreage

At December 31, 2016, we had no production from any property. As of January 18, 2017 as a result of the acquisition of the PPE Turkey Companies, we have production from our Turkey properties.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2016 as awarded in the Bulgarian License Agreement:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria	98,205	98,205
Total:	98,205	98,205

(1)	Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Drilling Activity

During the years ended December 31, 2016 and 2015, no wells were drilled.

Present Activities

In Bulgaria, the Company has suspended most of its work to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. Our evaluation and analysis based on the data available to us is mostly complete. The Company recently completed an environmental baseline survey over the entire permit area. In addition, the Company has purchased one drillsite to enable it to conduct its planned work programs once those work programs receive all required regulatory approvals. Additionally, the Company has retained experienced consultants in the UK and the United States to assist the Company with its analysis of the property prospects and provide input to explore and develop the permit. The Company has evaluated and identified at least one existing well for re-entry and several potential drilling locations for new wells.

In Turkey, the Company plans to confirm the behind pipe gas zones at SASB and then target increased production via sequential re-perforations in up to six producing wells. We also plan to evaluate the installation of artificial lift on several other wells where water influx has overcome the gas production. We anticipate that production should increase as a result. We are attempting to raise sufficient capital (currently estimated at net $1.3 million) to execute these immediate plans through equity and/or debt financing.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. However, as previously stated, we are participating in the appeals proceeding in Bulgaria that pertains to objections filed by various parties regarding the approval of the Company’s overall work program and first year annual work program by the Bulgarian environmental agency. See Item 2 (Properties) above. In February 2017, a three-judge panel which ruled that the approval of the Company’s work programs by the Ministry of Environment and Water (“MEW”) should be remanded to MEW for revision. MEW has appealed that decision to a five-judge panel. The Company has also filed its appeal of that decision.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and the OTCQB since November 16, 2013, and presently trade under the symbol “PKPL”.

2016	High Bid	Low Bid
4th Quarter	$0.53	0.14
3rd Quarter	$0.49	0.12
2nd Quarter	$0.30	0.07
1st Quarter	$0.12	0.08
2015
4th Quarter	$0.16	0.10
3rd Quarter	$0.19	0.08
2nd Quarter	$0.14	0.13
1st Quarter	$0.25	0.12

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 7, 2017, was approximately 169.

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

During the years ended December 31, 2016 and 2015, the Company issued 165,000 and 150,000, respectively, of stock options under the 2013 Plan. In addition, in 2016 outstanding restricted stock units (“RSUs”) issued under the 2013 Plan during 2014 and 2015 had their vesting date changed to April 30, 2017. On February 23, 2017, the Company changed the vesting date for the RSUs issued under the 2013 Plan during 2014 to February 23, 2017, and extended the vesting date for the RSUs issued under the 2013 Plan during 2015 to December 1, 2017.

The following table provides a summary of the number of stock options outstanding as at December 31, 2016 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans not approved by security holders (2011 Plan)	600,000	$0.10	Nil
Equity compensation plans approved by security holders (2013 Plan)	665,000	$0.18	Variable*

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of March 7, 2017, the 10% rolling maximum is 5,624,390.

Recent Sales of Unregistered Securities

There was one sale of unregistered securities during the year ended December 31, 2016. On April 26, 2016, the Company entered into private placement subscription agreements for the sale of an aggregate of 4,250,000 shares of commons stock. Pursuant to those agreements, the Company issued 4,250,000 shares of common stock at a purchase price of $0.10 per share, for total proceeds of $425,000. The Company issued these securities to three (3) accredited investors (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended. As a result of this placement, the total issued and outstanding shares of the Company increased to 49,981,482 on April 26, 2016. We did not have any sales of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2016 and 2015.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Executive Summary

●	Results of Operations

●	Liquidity and Capital Resources

●	Recent Accounting Pronouncements

●	Forward-Looking Statements.

Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Summary

Park Place is a U.S. based oil and gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

In January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. At December 31, 2016, net production from these fields is currently around 280 boepd (barrel of oil equivalent per day). The main producing asset is a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). This field has four offshore platforms connected to an onshore gas plant. At the end of February 2017, net gas production to the Company is around 800 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside. The Company is currently evaluating identified behind pipe reserves, the installation of artificial lift and new wells that could be drilled from the existing platforms. The other producing property acquired in Turkey is a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 120 bopd (barrels oil per day) net to the Company. This is anticipated to provide a net monthly cash flow of around $50,000 after royalty and operating costs in 2017.

At SASB, the Company plans to confirm the behind pipe gas zones and then target increased production via sequential re-perforations in up to six producing wells. We also plan to install artificial lift on several other wells where water influx has overcome the gas production. We anticipate that production should grow as a result and we may be able to double or triple net production to 2-3MMcfd this year. Net monthly cash flow from SASB to the Company in January 2017 was $70,000, after royalty and operating costs. We anticipate an increase in monthly net cash flow by year end. We are attempting to raise sufficient capital (currently estimated at net $1.3 million) to execute these immediate plans through equity and/or debt financing.

Bulgaria

The Company was awarded an exploration license over a 98,000 acre block in northeast Bulgaria. This area was extensively drilled for coal exploration from 1964 to 1990. Although coal mining is not technically feasible, this has provided an extensive database. A third-party engineering report prepared for the Company puts the range of prospective resources of recoverable gas between 130 Bcf and 1.2 Tcf on the license. The approval we received from the environmental agency regarding our work plans is now in the second tier of administrative appeals. We hope to clear all regulatory approvals to commence work on the license later this year, but the date on which this will actually occur is uncertain.

Strategic Focus

Natural gas prices in Turkey and throughout Southeast Europe make this make this region highly attractive for gas exploration and production. Most of the countries, including Turkey and Bulgaria, import nearly all of their natural gas and consumption is projected to increase. Turkey also contains many opportunities for coal bed methane production and enhanced natural gas recovery from existing fields. Park Place will evaluate these opportunities as they appear. The fiscal terms are highly attractive. In Turkey, there is a 20% corporate tax and a 12.5% royalty. In Bulgaria, the corporate tax rate is 10% and the royalties are on a sliding rate starting at 3.5% up to 13.5%

Results of Operations

Revenue

For the year ended December 31, 2016, we are a pre-revenue stage company, and our future revenues depend upon successful extraction of oil and gas deposits for sale.

Expenses

Our general and administrative expenses for the year ended December 31, 2016 were $3,985,026 compared to $835,387 for the year ended December 31, 2015, most of which relates to the extension of certain warrants as described below.

During quarter ended September 30, 2016, the Company amended and restated the terms of the warrants issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended. The amended and restated warrants vested immediately. The Company recognized expense of $3,421,501 related to the amendment and restatement of the warrants.

Excluding the stock-based compensation charge, our overhead in 2016 ($563,705) decreased from the prior year primary because the Company has been in a holding pattern waiting for the acquisition of the PPE Turkey Companies to close and waiting for clearance of all regulatory hurdles in Bulgaria to commence work on the Vranino 1-11 license.

Other Income (Expense)

For the year ended December 31, 2016, other income (expense) was an expense of $14,065 primarily due to interest expense and a foreign exchange loss. For the year ended December 31, 2015, other income (expense) was an income of $71,290 primarily driven by a $120,000 reversal of certain tax-related expenses due to a favorable tax ruling, partially offset by a $50,434 foreign exchange loss

Loss

Our net loss for the year ended December 31, 2016 was $3,999,091 compared to $764,097 for the year ended December 31, 2015 for the reasons explained above.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Cash	$1,550,937	$75,561
Working capital (deficit)	805,133	(29,515)
Total assets	5,042,164	3,330,163
Total liabilities	1,256,749	119,006
Stockholders’ equity	3,785,415	3,211,157

Cash Used in Operating Activities

We used net cash of $397,241 in operating activities for the year ended December 31, 2016 compared to $864,392 for the year ended December 31, 2015 due to decreased activities in all areas.

Cash Used In Investing Activities

Net cash used for investing activities in the year ended December 31, 2016 was $39,811 compared to $950,118 for the year ended December 31, 2015. Oil and gas properties expenditures decreased to $36,040 in 2016 from $410,628 in 2015. In 2015, the Company made a deposit of $500,000 for the Tiway acquisition.

Cash Provided By Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders. In the year ended December 31, 2016, we received cash of $980,000 for stock subscriptions as compared to $350,000 for the year ended December 31, 2015. Additionally, we received $30,000 from the exercise of stock options. During 2016, we obtained loans from stockholders of $1,376,500, of which $477,500 was paid back prior to year end.

Future Operating Requirements

We expect to finance future operating requirements with cash, cash flows from the PPE Turkey Companies’ operations; and, depending on market conditions, short-term debt, long-term debt, and equity. As of December 31, 2016, the Company had unrestricted cash of $1.5 million. The Company is attempting to raise additional capital to fund future operating requirements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Based Compensation

We have a stock-based compensation plan covering employees, consultants and our directors. See the Notes to the Consolidated Financial Statements.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.

The standard is effective for annual periods beginning after December 15, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. Based on current operations, this new standard will not have an impact on the Company.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders’ equity, will be required to be recognized in the income statement when the awards vest. ASU 2016-09 became effective for public companies during interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2017. The effect of adopting this standard will be minimal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

PARK PLACE ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Park Place Energy Inc.

We have audited the accompanying consolidated balance sheets of Park Place Energy Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
March ___, 2017

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,550,937	$75,561
Receivables	21	583
Prepaid expenses and deposits	10,924	13,347
Deposit for Tiway acquisition	500,000	-
Total current assets	2,061,882	89,491
Oil and gas properties	2,939,829	2,701,182
Deposit for Tiway acquisition	-	500,000
Note receivable	40,453	39,490
Total assets	$5,042,164	$3,330,163
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$357,749	$119,006
Loans payable	899,000	-
Total liabilities	1,256,749	119,006
Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 50,281,482 and 45,731,482 shares, respectively	503	457
Additional paid-in capital	21,273,494	17,258,619
Stock subscriptions and stock to be issued	905,000	350,000
Accumulated other comprehensive income	4,618	1,190
Accumulated deficit	(18,398,200)	(14,399,109)
Total stockholders’ equity	3,785,415	3,211,157
Total liabilities and stockholders’ equity	$5,042,164	$3,330,163

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Expenses
General and administrative	$3,985,026	$835,387
Total expenses	3,985,026	835,387
Loss before other income (expenses)	(3,985,026)	(835,387)
Other income (expenses)
Reversed tax penalties	-	120,000
Interest income	2,420	1,810
Interest expense	(12,396)	(86)
Foreign exchange gain (loss)	(4,089)	(50,434)
Total other income	(14,065)	71,290
Net loss for the year	$(3,999,091)	$(764,097)
Loss per share, basic and diluted	$(0.08)	$(0.02)
Weighted average number of shares outstanding	50,462,715	45,730,015

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015
Net loss for the year	$(3,999,091)	$(764,097)
Other comprehensive income:
Foreign currency cumulative translation adjustment	3,428	632
Comprehensive loss for the year	$(3,995,663)	$(763,465)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of stockholders’ equity

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income	deficit	Total
Balance, December 31, 2014	45,624,427	$456	$17,072,916	$46,116	$558	$(13,635,012)	$3,485,034
Issuance of common stock upon vesting of restricted stock units	107,055	1	46,115	(46,116)	–	–	–
Stock subscriptions received	–	–	–	350,000	–	–	350,000
Stock-based compensation expense	–	–	70,609	–	–	–	70,609
Restricted stock issued for oil and gas properties	–	–	68,979	–	–	–	68,979
Currency translation adjustment	–	–	–	–	632	–	632
Net loss	–	–	–	–	–	(764,097)	(764,097)
Balance, December 31, 2015	45,731,482	457	17,258,619	350,000	1,190	(14,399,109)	3,211,157
Issuance of common stock	4,250,000	43	424,957	(425,000)	–	–	–
Stock subscriptions received	–	–	–	980,000	–	–	980,000
Exercise of stock options	300,000	3	29,997	–	–	–	30,000
Stock-based compensation expense	–	–	3,481,386	–	–	–	3,481,386
Restricted stock issued for oil and gas properties	–	–	78,535	–	–	–	78,535
Currency translation adjustment	–	–	–	–	3,428	–	3,428
Net loss	–	–	–	–	–	(3,999,091)	(3,999,091)
Balance, December 31, 2016	50,281,482	$503	$21,273,494	$905,000	$4,618	$(18,398,200)	$3,785,415

See accompanying notes to the consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of cash flows

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss for the period	$(3,999,091)	$(764,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,481,386	70,609
Changes in operating assets and liabilities:
Receivables	562	5,724
Prepaid expenses and deposits	2,423	(1,354)
Accounts payable and accrued liabilities	117,479	(175,274)
Net cash used in operating activities	(397,241)	(864,392)
Investing activities:
Deposit for Tiway acquisition	-	(500,000)
Issuance of note receivable	(963)	(39,490)
Oil and gas properties expenditures	(38,848)	(410,628)
Net cash used in investing activities	(39,811)	(950,118)
Financing activities:
Proceeds from stock subscriptions received	980,000	350,000
Proceeds from exercise of stock options	30,000	-
Proceeds from loans	1,376,500	-
Repayment of stockholder loans	(477,500)	-
Net cash provided by financing activities	1,909,000	350,000
Effect of exchange rate changes on cash and cash equivalents	3,428	632
Change in cash	1,475,376	(1,463,878)
Cash, beginning of year	75,561	1,539,439
Cash, end of year	$1,550,937	$75,561

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$121,264	$25,418
Restricted stock issued for oil and gas properties	$78,535	$68,979
Stock issued for restricted stock units	$-	$46,116
Stock subscriptions received	$424,955	$-

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements of Park Place Energy Inc. (“Park Place”, “Company”, “we” or “our”) include the accounts of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b)	Going Concern

As of December 31, 2016, we had cash and cash equivalents of $1,550,937, up from $75,561 as of December 31, 2015. We generated a net loss of $3,999,091 for the year ended December 31, 2016 compared to net loss of $764,097 for the year ended December 31, 2015. Of the 2016 loss, $3,421,501 was related to the amendment and restatement of stock purchase warrants. See Note 8. On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. Based on projections of revenue and net income for the PPE Turkey Companies and expected fund raising activities, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through March 31, 2018. We expect to fund our operations through anticipated Company profits and additional investments of private equity and debt, which, if we are able to obtain, may have the effect of diluting our existing common stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Long-lived Assets

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

(f)	Oil and Gas Properties

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

(g)	Asset Retirement Obligations

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

(h)	Financial Instruments and Fair Value Measures

The carrying amounts reported in the consolidated balance sheets for cash equivalents, notes and accounts receivable, short-term debt, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the Company’s long-term debt approximate fair value because substantially all of the underlying instruments have variable interest rates, which adjust frequently or the interest rates approximate current market rates. None of these instruments are held for trading purposes.

(i)	Income Taxes

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

As of December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. During the year ended December 31, 2015, the Company reversed certain tax-related expenses of $120,000 as a result of a favorable tax ruling. The expense was originally recognized in 2013. The Company’s tax years 2011 and forward remain open.

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

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2016 and 2015, the Company had 14,976,797 and 15,368,001potentially dilutive shares outstanding, which were excluded from the calculation of EPS, respectively.

(l)	Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

(m)	Related Party Transactions

At December 31, 2016, $212,738 of accounts payable were to related parties as compared to $39,617 at December 31, 2015.

(n)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP.

The standard is effective for annual periods beginning after December 15, 2018, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. Based on current operations, this new standard will not have an impact on the Company.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders’ equity, will be required to be recognized in the income statement when the awards vest. ASU 2016-09 became effective for public companies during interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2017. The effect of adopting this standard will be minimal.

(o)	Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.	Oil and Gas Properties

	December 31, 2016	December 31, 2015
Unproven properties
Bulgaria	$2,939,829	$2,701,182

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

3.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($535,980 at December 31, 2016), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2016 and 2015, the outstanding balance on the loan obligation was $40,453 and $39,490, respectively.

4.	Tiway Acquisition

On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. At December 31, 2016, net production from these fields is currently around 280 boepd (barrel of oil equivalent per day). The main producing asset is a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). This field has four offshore platforms connected to an onshore gas plant. Currently, net gas production to the Company is around 800 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside. The Company is currently evaluating identified behind pipe reserves, the installation of artificial lift and new wells which could be drilled from the existing platforms. The other producing property acquired in Turkey is a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 120 bopd (barrels oil per day) net to the Company.

At SASB, the Company plans to confirm the behind pipe gas zones and then target increased production via sequential re-perforations in up to six producing wells. We also plan to install artificial lift on several other wells where water influx has overcome the gas production. We anticipate that production should grow as a result and we may be able to double or triple net production to 2-3MMcfd this year. We are attempting to raise sufficient capital (currently estimated at net $1.3 million) to execute these immediate plans through equity and/or debt financing.

5.	Stockholder Loans Payable

During the year ended December 31, 2016, stockholders provided loans amounting to $1,376,500. At December 31, 2016, $899,000 of the stockholder loans remained outstanding. All loans bear interest at 10% per annum. Of the amount outstanding at December 31, 2016, $100,000 is due (and was paid) in January 2017, $360,000 is due in March 2017 and $439,000 is due in September 2017.

6.	Common Stock

(a)	In January 2015, the Company issued 107,055 shares of common stock upon the vesting of restricted stock units for employee compensation.

(b)	In December 2015, the Company received subscriptions for 3,500,000 shares of common stock at $0.10 per share for total proceeds of $350,000 which is included in stock subscriptions received.

(c)	In March 2016, the Company received subscriptions for 250,000 shares of common stock at $0.10 per share for total proceeds of $25,000.

(d)	In April 2016, the Company received subscriptions for 500,000 shares of common stock at $0.10 per share for total proceeds of $50,000.

(e)	In April 2016, the Company issued 4,250,000 shares of common stock for the stock subscriptions received during 2015, the quarter ended March 31, 2016 and in April 2016.

(f)	In quarter ended December 31, 2016, the Company received subscriptions for 4,525,000 shares of common stock at $0.20 per share for total proceeds of $905,000.

Subsequent to year end, the Company received subscriptions for 550,000 shares of common stock at $0.20 per share for total proceeds of $110,000. On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2016.

7.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2014	2,100,000	$0.17	$0.14	$–
Granted	150,000	0.14	0.14	–
Expired	–	–	–	–
Outstanding, December 31, 2015	2,250,000	$0.17	$0.14	$–
Granted	165,000	0.10	0.11	–
Exercised	(300,000)	0.10	0.09	–
Expired	(850,000)	0.21	0.18	–
Outstanding, December 31, 2016	1,265,000	$0.14	$0.11	$173,450

Additional information regarding stock options as of December 31, 2016, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	765,000	1.6	$0.10	765,000	$0.10
$0.14	150,000	1.2	$0.14	150,000	$0.14
$0.20	100,000	0.0	$0.20	50,000	$0.20
$0.235	150,000	0.0	$0.24	150,000	$0.24
$0.28	100,000	0.6	$0.28	50,000	$0.28
	1,265,000	0.7	$0.14	1,165,000	$0.13

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2016	2015
Risk-free interest rate	1.10%	0.86%
Expected life (in years)	3.0	3.0
Expected volatility	330%	287%

The fair value of stock options vested during the year ended December 31, 2016 and 2015 was $5,696 and $20,729, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. The weighted average fair value of stock options granted during the year ended December 31, 2016 and 2015 was $0.11 and $0.14 per option, respectively. At December 31, 2016, the Company had $12,382 in unrecognized compensation expense related to stock options that will be expensed through January 2019.

8.	Warrants

During the quarter ended March 31, 2016, the Company amended and restated the terms of the 11,000,000 stock purchase warrants with an exercise price of $0.20 per share issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended. The amended and restated warrants vested immediately. The Company recognized expense of $3,421,501 related to the amendment and restatement of the warrants.

The following table summarizes the share purchase warrants:

	Number of warrants	Weighted average exercise price	Expire
Balance, December 31, 2015	11,000,000	$0.20	2016
Balance, December 31, 2016	11,000,000	$0.20	2017

On January 17, 2017, the Company issued 5,395,000 stock purchase warrants with an exercise price of $0.40 per share with an expiration date of January 17, 2018. The stock purchase warrants were issued as part of the stock subscriptions described in Note 6.

9.	Restricted Stock Units

During 2016, the Company granted 426,652 restricted units (“RSUs”) with vesting periods ranging from fourteen to nineteen months and a fair value of $68,775 to officers of the Company. In addition, the Company extended the vesting date for 2,118,001 RSUs to April 30, 2017. During 2015, the Company granted restricted stock units with vesting periods ranging from eleven months to nineteen months. Officers of the Company were granted 838,397 RSUs with a fair value of $102,445. Expense related to RSUs is recognized ratably over the vesting period. For the years ended December 31, 2016 and 2015, restricted stock expense recorded as stock-based compensation was $54,190 and $49,880, respectively, and capitalized stock based compensation was $78,535 and $68,980, respectively.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2014	887,422	$0.25
Granted	1,230,579	$0.13
Vested	–	$-
Balance, December 31, 2015	2,118,001	$0.18
Granted	593,796	$0.15
Vested	–	–
Balance, December 31, 2016	2,711,797	$0.17

At December 31, 2016, unrecognized compensation expense related to RSUs totaled $65,573 that will be recognized over a weighted average period of 0.46 years.

On February 23, 2017, the Company changed the vesting date for the RSUs issued in 2014 to February 23, 2017, and changed the vesting date for the RSUs issued in 2015 to December 1, 2017.

10.	Commitments

(a)	On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term continues now on a month-to-month basis. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such monthly consulting fees being paid in RSUs to the President of the Company. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. The agreement had provided for certain additional compensation if certain money raising milestones were met; those provisions have expired according to their terms.

11.	Segment Information

The Company’s operations are in the resource industry in Bulgaria with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operates as a single reportable segment and its oil and gas properties are located in Bulgaria.

12.	Income Taxes

The Company has net operating losses carried forward of $11,794,287 available to offset taxable income in future years which expire beginning in fiscal 2024.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
Benefit at statutory rate	$(1,359,691)	$(259,793)
Permanent differences and other:	237	1,034
Valuation allowance change	1,359,454	258,759
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as at December 31, 2016 and 2015 are as follows:

	2016	2015
Net operating losses carried forward	$4,010,057	$3,834,274
Oil and gas properties	125,566	125,566
Stock compensation expense	1,252,079	68,408
Other	377	377
Total deferred income tax assets	5,388,079	4,028,625
Valuation allowance	(5,388,079)	(4,028,625)
Net deferred income tax asset	$–	$–

13.	Subsequent Events

On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2016. Note 6.

On January 17, 2017, the Company issued 5,395,000 stock purchase warrants with an exercise price of $0.40 per share with an expiration date of January 17, 2018. See Note 8.

In January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. See Note 4.

On February 23, 2017, the Company changed the vesting date for the RSUs issued in 2014 to February 23, 2017, and changed the vesting date for the RSUs issued in 2015 to December 1, 2017. See Note 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2016 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2016:

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2016, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows: Arthur Halleran (one late filing) and Scott C. Larsen (one late filing).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2016;

(b)	each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2016, and whose total compensation exceeds $100,000 per; and

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Scott C. Larsen	2016	$156,000	-	$61,800	-	-	-	-	$217,800
President & CEO(2)	2015	$156,000	-	$56,053	-	-	-	-	$212,053

Charles Michel	2016	$36,600	-	-	-	-	-	-	$36,600
CFO(2)	2015	$66,900	-	-	-	-	-	-	$66,900

Notes

(1)	This column represents the grant date fair value of stock options (or other stock-based awards) granted.

Outstanding Equity Awards as of December 31, 2016

The following table summarizes the outstanding equity awards as of December 31, 2016 for each of our Named Executive Officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott C. Larsen*	600,000	-	-	0.10	7-10-2018	-	-	-	-
						-	-	655,046	101,582

*Held through Larsen Energy Consulting Inc.

Compensation of Directors

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ijaz Kahn	50,000	-	-	0.235	1-1-2017	-	-	-	-
	50,000	-	-	0.14	3-31-2018	-	-	-	-
	50,000	-	-	0.10	1-21-2019	-	-	-	-

Arthur Halleran	50,000	-	-	0.235	1-1-2017	-	-	-	-
	50,000			0.14	3-31-2018	-	-	-	-
	50,000			0.10	1-21-2019	-	-	-	-

David Thompson	50,000	-	-	0.235	1-1-2017	-	-	-	-
	50,000	-	-	0.14	3-31-2018	-	-	-	-
	50,000	-	-	0.10	1-21-2019	-	-	-	-

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term continues now on a month-to-month basis. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such monthly consulting fees being paid in RSUs to the President of the Company. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. The agreement had provided for certain additional compensation if certain money raising milestones were met; those provisions have expired according to their terms.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2016 regarding the beneficial ownership of our common stock by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

●	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 50,281,482 shares of common stock outstanding as of December 31, 2016.

For the purposes of the information provided below, (i) shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2016, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person, and (ii) Charles Michel, the CFO of the Company, does not own any Company common stock and therefore is not listed below.

	As of December 31, 2016
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	9,484,605	(2)	18.0
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	7,833,100	(2)	15.6
Cardero Holdings Ltd. 753 Cardero Street, Vancouver, BC, Canada	4,000,000	(2)	7.7
Century House Holdings Limited 2nd Floor 25 Church Street Hamilton, Bermuda	5,749,630	(2)	10.7
World Upstream Energy DMMC PO Box 76326, Dubai, UAE	4,000,000	(2)	7.7
Scott C. Larsen 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	1,800,000	(2)(3)	3.5
Arthur Halleran 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	450,000	(2)	0.9
Ijaz Kahn 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	650,000	(2)	1.3
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	750,000	(2)	1.4
Named Executive Officers and Directors as a Group	3,650,000	(2)(3)	7.0

Notes

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31, 2016.

(2)	Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,200,000 warrants; Aura Oil Holdings Ltd. – 300,000 warrants; Cardero Holdings Ltd – 2,000,000 warrants; Century House Holdings Limited – 3,500,000 warrants; World Upstream Energy DMMC – 2,000,000 warrants; Scott C. Larsen – 500,000 warrants and 600,000 options; Arthur Halleran – 150,000 options; Ijaz Khan - 250,000 warrants and 150,000 options; David Thompson – 250,000 warrants and 150,000 options. Each warrant is exercisable into one share of the Company’s common stock for a period of 48 months from August 30, 2013 at a price of $0.20 per share.

(3)	Includes 600,000 options held by Larsen Energy Consulting Inc.

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

Related party transactions are in the normal course of operations, occurring on terms and conditions that are similar to those of transactions with unrelated parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Saturna and Whitley Penn LLP (“Whitley Penn”) performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2016 and December 31, 2015:

Audit Fees

	2016	2015
Whitley Penn	$30,179	$36,293

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by Whitley Penn in connection with statutory and regulatory filings or engagements.

Audit Related Fees

	2016	2015
Whitley Penn	None	None

Tax Fees

	2016	2015
Whitley Penn	$6,975	$5,540

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

	2016	2015
Whitley Penn	None	None

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
Date: March 30, 2017

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PARK PLACE ENERGY INC.

By:	/s/ Scott C. Larsen
Scott C. Larsen
President, Chief Executive Officer and a Director
Date: March 30, 2017

By:	/s/ Ijaz Kahn
Ijaz Kahn
Director
Date: March 30, 2017

By:	/s/ David Thompson
David Thompson
Director
Date: March 30, 2017

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: March 30, 2017

By:	/s/ Charles Michel
Charles Michel
Chief Financial Officer
Date: March 30, 2017

