Form 10-K/A
period 2016-12-31
Park Place Energy Inc.
filed 2017-04-10
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 30, 2017 (the “Original Filing”).  We are filing this Amendment solely for the limited purpose of amending Report of Independent Registered Public Accounting Firm to add the date that was inadvertently omitted.

Except as contained herein, this Amendment speaks as of the filing date of the Original Filing and does not modify or update disclosures contained in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.

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
March 30, 2017

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ Charles Michel
Charles Michel
Chief Financial Officer
Date: April 10, 2017

2