Form 10-Q
period 2017-03-31
Park Place Energy Inc.
filed 2017-06-13
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,243,904 shares of common stock as of June 9, 2017.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$330,567	$1,550,937
Receivables	572,145	21
Prepaid expenses and deposits	415,864	10,924
Deposit for Tiway acquisition	-	500,000
Total current assets	1,318,576	2,061,882

Oil and gas properties	6,456,150	2,939,829
Accumulated depletion	(125,754)	-
	6,330,396	2,939,829

Restricted cash	131,160	-
Note receivable	41,089	40,453
Total assets	$7,821,221	$5,042,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,067,160	$357,749
Loans payable	799,000	899,000
Total liabilities	1,866,160	1,256,749
Asset retirement obligation	2,347,920	-
Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 56,243,904 and 50,281,482 shares, respectively	562	503
Additional paid-in capital	22,577,541	21,273,494
Stock subscriptions and stock to be issued	-	905,000
Accumulated other comprehensive income (loss)	(1,342)	4,618
Accumulated deficit	(18,969,620)	(18,398,200)
Total stockholders’ equity	3,607,141	3,785,415
Total liabilities and stockholders’ equity	$7,821,221	$5,042,164

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Oil and gas sales	$626,216	$-
Cost and expenses
Production	554,742	-
Depletion	125,754	-
Accretion of asset retirement obligation	45,419	-
General and administrative	715,868	178,555
Total expenses	1,441,783	178,555
Loss before other income (expenses)	(815,567)	(178,555)
Other income (expenses)
Gain on bargain purchase	270,565	-
Interest income	2,622	1,027
Interest expense	(22,503)	-
Foreign exchange gain (loss)	(6,537)	4,981
Total other income	244,147	6,008
Net loss for the period	$(571,420)	$(172,547)
Loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding	55,607,562	49,827,636

See accompanying notes to consolidated financial statements.

4

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss for the period	$(571,420)	$(172,547)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	(5,960)	(225)
Comprehensive loss for the period	$(577,380)	$(172,772)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of stockholders’ equity

(unaudited)

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	Income (loss)	deficit	Total
Balance, December 31, 2016	50,281,482	$503	$21,273,494	$905,000	$4,618	$(18,398,200)	$3,785,415
Issuance of common stock	5,075,000	51	1,010,949	(1,011,000)	–	–	–
Stock subscriptions received	–	–	–	106,000	–	–	106,000
Vesting of restrict stock units	887,422	8	-	–	–	–	8
Stock-based compensation expense	–	–	284,884	–	–	–	284,884
Restricted stock issued for oil and gas properties	–	–	8,214	–	–	–	8,214
Currency translation adjustment	–	–	–	–	(5,960)	–	(5,960)
Net loss	–	–	–	–	–	(571,420)	(571,420)
Balance, March 31, 2017	56,243,904	$562	$22,577,541	$-	$(1,342)	$(18,969,620)	$3,607,141

See accompanying notes to the consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of cash flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss for the period	$(571,420)	$(172,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	284,884	18,200
Depletion	125,754	-
Accretion of asset retirement obligation	45,419	-
Gain on bargain purchase	(270,565)	-
Changes in operating assets and liabilities:
Receivables	(16,382)	440
Prepaid expenses and deposits	(7,203)	(4,265)
Accounts payable and accrued liabilities	8,170	99,976
Restricted cash	(1,247)	-
Net cash used in operating activities	(402,590)	(58,196)
Investing activities:
Issuance of note receivable	(636)	(1,573)
Purchase of Tiway, net of $500,000 deposit and $850,051 in acquired cash	(749,949)	-
Oil and gas properties expenditures	(67,235)	(11,371)
Net cash used in investing activities	(817,820)	(12,944)
Financing activities:
Proceeds from stock subscriptions received	106,000	25,000
Repayment of stockholder loans	(100,000)	-
Net cash provided by financing activities	6,000	25,000
Effect of exchange rate changes on cash and cash equivalents	(5,960)	(225)
Change in cash	(1,220,370)	(46,365)
Cash, beginning of period	1,550,937	75,561
Cash, end of period	$330,567	$29,196

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$26,762	$44,665
Restricted stock issued for oil and gas properties	$8,214	$19,059
Stock issued for restricted stock units	$8	$-
Issuance of common stock for stock subscriptions	$1,011,000	$-

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Inc. and its consolidated subsidiaries (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2017, and the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2016.

(b)	Going Concern

As of March 31, 2017, we had cash and cash equivalents of $330,567, down from $1,550,937 as of December 31, 2016. We generated a net loss of $571,420 for the three months ended March 31, 2017. On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. Based on projections of revenue and net income for the PPE Turkey Companies and expected fund raising activities, we believe that we will have sufficient cash resources to finance our operations and expected capital expenditures through June 30, 2018. We expect to fund our operations through anticipated Company profits and additional investments of private equity and debt, which, if we are able to obtain, may have the effect of diluting our existing common stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

(c)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2017 and 2016, the Company had 20,834,375 and 15,268,001 potentially dilutive shares outstanding that were excluded for the diluted EPS calculation, respectively.

(d)	Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include, but are not limited to, oil and natural gas reserves; depreciation, depletion, and amortization of proved oil and natural gas properties; future cash flows from oil and natural gas properties; impairment of long-lived assets; fair value of derivatives; fair value of equity compensation; fair values of assets acquired and liabilities assumed in business combinations and asset retirement obligations.

(e)	Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

2	Oil and Gas Properties

	March 31, 2017	December 31, 2016
Unproven properties:
Bulgaria	$3,042,040	$2,939,829
Proven properties:
PPE Turkey	3,288,356	-
	$6,330,396	$2,939,829

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

3.	Tiway Acquisition

On January 18, 2017, Park Place completed the acquisition of three oil and gas exploration and production companies operating in Turkey from Tiway Oil B.V. in exchange for cash consideration of $2,100,000. On the date of acquisition, the fair value of the identifiable net assets exceeded the purchase consideration by $270,565, which is included in the other income line of the accompanying consolidated statement of operations for the three months ended March 31, 2017. We incurred acquisition related expenses of approximately $39,000 which include legal and corporate matters.

The following table presents recognized fair value of the identifiable assets acquired and liabilities assumed at acquisition:

Assets:
Cash	$850,051
Accounts receivable	641,584
Prepaid and other current assets	311,895
Restricted cash	129,913
Oil and natural gas properties - proved	3,414,110
Total assets	5,347,553

Liabilities:
Accounts payable and accrued liabilities	674,488
Asset retirement obligation	2,302,500
Total liabilities	2,976,988

Total identifiable net assets	2,370,565
Cash consideration	2,100,000
Bargin purchase gain	$270,565

During the period ended March 31, 2017, revenues of approximately $626,000 were recorded in the statement of operations related to the Tiway acquisition after the closing date and we generated losses of approximately $143,000 during the period ended March 31, 2017.

The following table presents pro forma comparative data that reflects our revenue, loss before income taxes, net loss and loss per share for the three months ended March 31, 2017 as if the Tiway acquisition had occurred as of January 1, 2017:

	Unaudited Proforma
	March 31, 2017	March 31, 2016
Revenue	$994,772	$1,485,611
Loss before income taxes	(947,896)	(1,765,412)
Net loss	(947,896)	(1,765,412)

Basic and diluted loss per share	$(0.02)	$(0.04)

4.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($544,398 at March 31, 2017), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of March 31, 2017, the outstanding balance on the loan obligation was $41,089.

5.	Stockholder Loans Payable

At March 31, 2017, the Company had $799,000 of stockholder loans outstanding. All loans bear interest at 10% per annum. Of the amount outstanding at March 31, 2017, $10,000 is due June 30, 2017, $350,000 is due July 31, 2017 and $439,000 is due in September 2017.

6.	Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date for business combination (see footnote 3). The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a description of the Company’s asset retirement obligations for the periods ended March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Asset retirement obligations at beginning of period	$—	$—
Additions	2,302,501	—
Accretion expense	45,419	—
Asset retirement obligations at end of period	2,347,920	—
Less: current portion	—	—
Long-term portion	$2,347,920	$—

7.	Common Stock

In January 2017, the Company received subscriptions for 550,000 shares of common stock at $0.20 per share for total proceeds of $106,000. On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2017 and 2016.

8.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2016	1,265,000	$0.14	$0.11	$–
Granted	1,600,000	0.18	0.18	–
Exercised	-	-	-	–
Expired	(250,000)	0.22	0.19	–
Outstanding, March 31, 2017	2,615,000	$0.16	$0.15	$91,350

Additional information regarding stock options as of March 31, 2017, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	765,000	1.4	$0.10	765,000	$0.10
$0.14	150,000	1.0	$0.14	150,000	$0.14
$0.18	1,500,000	4.0	$0.18	1,500,000	$0.18
$0.19	100,000	3.0	$0.19	100,000	$0.19
$0.28	100,000	0.3	$0.28	50,000	$0.28
	2,615,000	1.9	$0.16	2,565,000	$0.16

The fair values for stock options granted during the period have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2017
Risk-free interest rate	1.7%
Expected life (in years)	3.9
Expected volatility	298%

The fair value of stock options vested during the three months ended March 31, 2017 and 2016 was $2,721 and $0, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. The weighted average fair value of stock options granted during the three months ended March 31, 2017 was $0.18. There were no options granted during the three months ended March 31, 2016. At March 31, 2017, the Company had $59,960 in unrecognized compensation expense related to stock options that will be expensed through March 2021.

9.	Warrants

On January 17, 2017, the Company issued 5,395,000 stock purchase warrants with an exercise price of $0.40 per share with an expiration date of January 17, 2018.

On March 27, 2017, the Company amended the expiration date on 5,500,000 of the 11,000,000 stock purchase warrants from August 27, 2017 to August 27, 2018. No other conditions of the warrants were amended. The Company recognized expense of approximately $279,000 related to the amendment of the warrants.

The following table summarizes the share purchase warrants:

	Number of warrants	Weighted average exercise price	Expire
Outstanding, December 31, 2016	11,000,000	$0.20	2017/2018
Issued	5,395,000	$0.40	2018
Outstanding, March 31, 2017	16,395,000	$0.27

10.	Restricted Stock Units

For the three months ended March 31, 2017 and 2016, restricted stock expense recorded as stock-based compensation was $3,294 and $18,200, respectively, and capitalized stock based compensation was $8,214 and $12,339, respectively.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2016	2,711,297	$0.17
Granted	–	$-
Vested	(887,422)	0.25
Balance, March 31, 2017	1,824,375	$0.13

At March 31, 2017, unrecognized compensation expense related to RSUs totaled $54,066 that will be recognized over a weighted average period of approximately eight months.

11.	Segment Information

The Company’s operations are in two geographic segments: Bulgaria and Turkey. Summarized financial information for our geographic segments for the current period is shown in the following table:

Three months ended March 31, 2017	Bulgaria	Turkey	Corporate Office		Total
Revenue	$-	$626,216	$-		$626,216
Loss before other income (expenses)	(360)	(333,943)	(481,264)		(815,567)
Net loss	(360)	(67,628)	(503,432	)(1)	(571,420)

(1) Includes approximately $279,000 of expense related to the amendment of warrants. See note 9.

Three months ended March 31, 2016
Revenue	–	–	–	–
Loss before other income (expenses)	(412)	–	(178,143)	(178,555)
Net loss	(406)	–	(172,141)	(172,547)

Total assets at March 31, 2017	106,737	5,084,193	2,630,291	7,821,221

Total assets at December 31, 2016	106,243	–	4,935,921	5,042,164

12.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31,
	2017	2016
Benefit at statutory rate	$(194,283)	$(58,666)
Permanent differences and other:	154	134
Valuation allowance change	194,129	58,532
Income tax provision	$–	$–

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

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Inc. (“Park Place”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. The main producing asset is a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). This field has four offshore platforms connected to an onshore gas plant. The other producing property acquired in Turkey is a 19.6% interest in the Cendere oil field located in Southeast Turkey. See footnote 3 to the unaudited consolidated financial statement for the period ended March 31, 2017.

Bulgaria

The Company entered into an exploration license over a 98,000 acre block in northeast Bulgaria in 2014. Following approval of our planned overall five year and our first year work programs by the Ministry of Environment (“MEW”), the MEW approval was appealed in an administrative proceeding. The administrative court remanded the matter to MEW in May 2017 for a determination by the MEW as to whether an “ecological evaluation” of the license area should be required before the license goes “effective”. It is noteworthy that the court ruled that our submitted overall five year and our first year work programs fully complied with the applicable regulations.

Once “effective”, the license will be for a term of five (5) years. Once MEW determines if we must first conduct an “ecological evaluation” and that decision is final and not subject to any further appeals, we then will obtain the approval from the Bulgarian energy agency and post a bond (105,000 Euros) at which point, the license will go “effective” and the 5 year license term will commence. The license period may be extended for up to 5 additional years and may then be converted into an exploitation concession, which can last for up to 35 years. The Company’s initial 5 year commitment involves geological and geophysical exploration activities for the first 3 years followed by drilling at least 10,000 meters (approximately 32,800 feet) of new wellbore in years 4 and 5.

The license area holds great attraction as a potential coal bed methane exploration project. The license area was extensively drilled for coal exploration from 1964 to 1990. It was determined that coal mining was not technically feasible. However, the coal exploration drilling provided us with an extensive database.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended March 31, 2017 and 2016, which are included herein. All increases in revenue, expenses and other income (expenses) are due to the acquisition of Tiway during the period ended March 31, 2017 unless otherwise noted below. See footnote 3 to the unaudited consolidated financial statements for the period ended March 31, 2017.

Expenses

Our general and administrative expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 increased primarily due to the revaluation of warrants by approximately $279,000.

Other Income (Expenses)

For the three months ended March 31, 2017, other expense increase by approximately $26,000 as a result of interest expense on loans payable and foreign exchange losses of approximately $6,500.

Loss

The increase in net losses was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2017	December 31, 2016
	(Unaudited)
Cash	$330,567	$1,550,937
Working capital (deficit)	(547,584)	805,133
Total assets	7,821,221	5,042,164
Total liabilities	4,214,080	1,256,749
Stockholders’ equity	3,607,141	3,785,415

Cash Used in Operating Activities

We used net cash of $402,590 in operating activities for the three months ended March 31, 2017 compared to $58,196 for the three months ended March 31, 2016. The increase was due to Tiway acquisition.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $817,820 primarily due to the Tiway acquisition.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements. During the three months ended March 31, 2017, we received cash of $106,000 for stock subscriptions while repaying $100,000 in loans payable.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $2.2 million to pursue our plan of operations over the next 12 months. We plan to spend approximately $800,000 on capital expenditures for ongoing redevelopment operations on the Turkish properties. The operations in Turkey are self-sustaining and will generate net cash flow sufficient to fund half of the capital expenditure requirement ($400,000) based on current projections as well as in-country general and administrative expenses. Accordingly, an additional $400,000 will be needed for geological, geophysical and other work to de-risk future drilling operations. To reduce our current outstanding trade payables and indebtedness will require approximately $1.4 million; however, we may be able to negotiate terms that will require a lesser amount. We will use the balance of the funds required ($400,000) to fund planning for future drilling operations and corporate general and administrative expenses. Our current plan of operations in the period 12-24 months from now contemplates participation in the drilling of up to four (4) new wells at SASB. Depending on the timing of the drilling operations at our current interest (currently 36.75%), we project we will require up to an additional $6 million in capital expenditures to enable us to conduct such operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2017 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Scott C. Larsen”
Scott C. Larsen
President and CEO (Principal Executive Officer)
Date: June 13, 2017

By:	/s/ “Charles Michel”
Charles Michel
Chief Financial Officer (Principal Financial Officer)
Date: June 13, 2017

