Form 10-Q/A
period 2017-06-30
Park Place Energy Inc.
filed 2017-10-10
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are amending to correct a few errors on the financial statements which include a rounding error and certain figures that our auditor required to be changed just after our initial filing on Oct 4. We have corrected the income tax note. There are no material changes in the 10Q/A in management's estimation.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$314,900	$1,550,937
Receivables	666,600	21
Prepaid expenses and deposits	198,888	10,924
Deposit for Tiway acquisition	-	500,000
Total current assets	1,180,388	2,061,882

Oil and gas properties, gross	6,397,129	2,939,829
Accumulated depletion	(269,130)	-
Oil and gas properties, net	6,127,999	2,939,829

Restricted cash	132,084	-
Note receivable	41,089	40,453
Total assets	$7,481,560	$5,042,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,496,599	$357,749
Loans payable	799,000	899,000
Total liabilities	2,295,599	1,256,749
Asset retirement obligation	2,405,482	-
Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 56,243,904 and 50,281,482 shares, respectively	562	503
Additional paid-in capital	22,610,917	21,273,494
Stock subscriptions and stock to be issued	-	905,000
Accumulated other comprehensive income (loss)	(1,342)	4,618
Accumulated deficit	(19,829,658)	(18,398,200)
Total stockholders’ equity	2,780,479	3,785,415
Total liabilities and stockholders’ equity	$7,481,560	$5,042,164

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Oil and gas sales	$1,046,423	$-	$1,672,639	$-
Cost and expenses
Production	1,034,496	-	1,589,238	-
Depletion	143,376	-	269,130	-
Accretion of asset retirement obligation	57,562	-	102,981	-
General and administrative	638,977	105,041	1,354,845	282,567
Total expenses	1,874,411	105,041	3,316,194	282,567
Loss before other income (expenses)	(827,988)	(105,041)	(1,643,555)	(282,567)
Other income (expenses)
Gain on bargain purchase	-	-	270,565	-
Late filing penalty, taxes	-	-	(9,934)	-
Interest expense	(20,780)	-	(40,661)	-
Foreign exchange gain (loss)	(1,336)	(3,082)	(7,873)	1,899
Total other income and expense	(22,116)	(3,082)	212,097	(1,899)
Net loss for the period	$(850,014)	$(108,123)	$(1,431,458)	$(280,668)
Loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of shares outstanding	56,243,904	49,981,482	55,927,491	49,728,525

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

None.

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
Date: October 6, 2017

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: October 6, 2017

