Form 10-Q
period 2017-09-30
Park Place Energy Inc.
filed 2018-01-18
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55539

PARK PLACE ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 838 West Hastings Street Vancouver	V6C 0A6
(Address of principal executive offices)	(Zip Code)

1 250 996 4211

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 56,243,904 shares of common stock as of January 5, 2018.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$220,316	$1,550,937
Receivables	818,362	21
Prepaid expenses and deposits	18,031	10,924
Deposit for Tiway acquisition	-	500,000
Total current assets	1,056,709	2,061,882

Oil and gas properties, gross	6,381,034	2,939,829
Accumulated depletion	(483,605)	-
Oil and gas properties, net	5,897,429	2,939,829

Restricted cash	131,760	-
Note receivable	45,415	40,453
Total assets	$7,131,313	$5,042,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,387,154	$357,749
Stockholder loans payable	931,151	899,000
Total liabilities	2,318,305	1,256,749
Asset retirement obligation	2,465,619	-
Commitments and contingencies
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 56,243,904 and 50,281,482 shares, respectively	564	503
Additional paid-in capital	22,610,917	21,273,494
Stock subscriptions and stock to be issued	-	905,000
Accumulated other comprehensive income	17,716	4,618
Accumulated deficit	(20,281,808)	(18,398,200)
Total stockholders’ equity	2,347,389	3,785,415
Total liabilities and stockholders’ equity	$7,131,313	$5,042,164

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Oil and gas sales	$1,003,640	$-	$2,676,279	$-
Cost and expenses
Production	734,046	-	2,345,931	-
Depletion	237,122	-	483,605	-
Accretion of asset retirement obligation	60,137	-	163,118	-
General and administrative	403,415	3,520,369	1,758,259	3,803,323
Total expenses	1,434,720	3,520,369	4,750,913	3,803,323
Loss before other income (expenses)	(431,080)	(3,520,369)	(2,074,634)	(3,803,323)
Other income (expenses)
Gain on asset sale	15,495	-	15,495	-
Gain on bargain purchase	-	-	270,565	-
Late filing penalty, taxes	(1,833)	-	(11,767)	-
Interest expense (net)	(20,335)	-	(60,995)	-
Foreign exchange gain (loss)	(14,399)	(12)	(22,272)	1,887
Total other income (expense)	(21,072)	(12)	191,026	1,887
Net loss for the period	$(452,152)	$(3,520,381)	$(1,883,608)	$(3,801,436)
Loss per share, basic and diluted	$(0.01)	$(0.07)	$(0.03)	$(0.08)
Weighted average number of shares outstanding	56,228,108	49,984,229	56,034,121	49,930,387

See accompanying notes to consolidated financial statements.

4

PARK PLACE ENERGY INC.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss for the period	$(452,152)	$(3,520,381)	$(1,883,608)	$(3,801,436)
Other comprehensive loss:
Foreign currency cumulative translation adjustment	19,058	(109)	13,098	(202)
Comprehensive loss for the period	$(433,094)	$(3,520,490)	$(1,870,510)	$(3,801,638)

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of stockholders’ equity

(unaudited)

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	Income (loss)	deficit	Total
Balance, December 31, 2016	50,281,482	$505	$21,273,494	$905,000	$4,618	$(18,398,200)	$3,785,417
Issuance of common stock	5,075,000	51	1,010,949	(1,011,000)	–	–	–
Stock subscriptions received	–	–	–	106,000	–	–	106,000
Vesting of restricted stock units	887,422	8	–	–	–	–	8
Stock-based compensation expense	–	–	310,046	–	–	–	310,046
Restricted stock issued for oil and gas properties	–	–	16,428	–	–	–	16,428
Currency translation adjustment	–	–	–	–	13,098		13,098
Net loss	–	–	–	–	–	(1,883,608)	(1,883,608)
Balance, September 30, 2017	56,243,904	$564	$22,610,917	$-	$17,716	$(20,281,808)	$2,347,389

See accompanying notes to the consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated statements of cash flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss for the period	$(1,883,608)	$(3,801,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	310,046	3,468,622
Depletion	483,605	-
Accretion of asset retirement obligation	163,118	-
Gain on disposition and bargain purchase	(286,060)	-
Changes in operating assets and liabilities:		-
Receivables	(262,599)	487
Prepaid expenses and deposits	390,630	938
Accounts payable and accrued liabilities	328,163	182,740
Restricted cash	(1,247)	-
Net cash used in operating activities	(757,952)	(148,649)

Investing activities:
Issuance of note receivable	(4,961)	(1,429)
Purchase of Tiway, net of $500,000 deposit and $850,051 in acquired cash	(735,054)	-
Oil and gas properties dispositions	16,095	-
Oil and gas properties acquisitions	-	(39,915)
Net cash used in investing activities	(723,920)	(41,344)

Financing activities:
Proceeds from stock subscriptions received, net	106,000	75,000
Proceeds from stockholder loans payable	32,153	52,500
Net cash provided by financing activities	138,153	127,500
Effect of exchange rate changes on cash and cash equivalents	13,098	(202)
Change in cash	(1,330,621)	(62,695)
Cash, beginning of period	1,550,937	75,561
Cash, end of period	$220,316	$12,866

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$26,762	$66,015
Restricted stock issued for oil and gas properties	$16,428	$60,115
Stock issued for restricted stock units	$8	$-
Issuance of common stock for stock subscriptions	$1,011,000	$425,000

See accompanying notes to consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

These consolidated financial statements are unaudited and have been prepared from the books and records of Park Place Energy Inc. and its consolidated subsidiaries (“Park Place”, the “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, have been made in conformity with generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2016.

(b)	Going Concern

As of September 30, 2017, we had cash and cash equivalents of $220,316, down from $1,550,937 as of December 31, 2016. We generated a net loss of $1,883,608 for the nine months ended September 30, 2017. On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. Based on projections of revenue and net income for the PPE Turkey Companies and expected fund raising activities, we believe that we will not have sufficient cash resources to finance our operations and expected capital expenditures through September 30, 2018. We expect to fund our operations through anticipated Company profits and additional investments of private equity and debt, which, if we are able to obtain, may have the effect of diluting our existing common stockholders. Any equity or debt financings, if available at all, may be on terms which are not favorable to us. If our operations do not generate positive cash flow in the upcoming year, or if we are not able to obtain additional debt or equity financing on terms and conditions acceptable to us, if at all, we may be unable to implement our business plan, fund our liquidity needs or even continue our operations.

(c)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes dilutive potential shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2017 and 2016, the Company had 20,834,375 and 15,268,001 potentially dilutive shares outstanding that were excluded for the diluted EPS calculation, respectively, related to options, warrants, and restricted stock.

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

2	Oil and Gas Properties

	September 30, 2017	December 31, 2016
Unproven properties:
Bulgaria	$3,092,678	$2,939,829
Proven properties:
PPE Turkey, net	2,804,751	-
	$5,897,429	$2,939,829

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

On January 18, 2017, Park Place completed the acquisition of three oil and gas exploration and production companies operating in Turkey from Tiway Oil B.V. in exchange for cash consideration of $2,100,000. On the date of acquisition, the fair value of the identifiable net assets exceeded the purchase consideration by $270,565, which is included in the other income line of the accompanying consolidated statement of operations for the nine months ended September 30, 2017. We incurred acquisition related expenses of approximately $39,000 which include legal and corporate matters.

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

During the three and nine month periods ended September 30, 2017, revenues of approximately $1,003,640 and $2,676,279 were recorded in the statement of operations related to the Tiway acquisition after the closing date and we generated losses of approximately $1,883,608 for Tiway during the nine month period ended September 30, 2017 and $452,152 for the three month period ending September 30, 2017.

4.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($583,910 USD at September 30, 2017), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of September 30, 2017, the outstanding balance on the loan obligation was $45,415.

5.	Stockholder Loans Payable

At September 30, 2017, the Company had principal and accrued interest for stockholder loans payable for $931,151 consisting of: principal amount of $799,000, all which is due and payable; accrued interest at 10% per annum of $63,513 and $68,638 in unsecured advances which are non-interest bearing.

6.	Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date for business combination (see footnote 3). The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The following is a description of the Company’s asset retirement obligations for the nine months ended September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Asset retirement obligations at beginning of period	$—	$—
Additions	2,302,500	—
Accretion expense	163,119	—
Asset retirement obligations at end of period	$2,465,619	$—

7.	Common Stock

In January 2017, the Company received subscriptions for 550,000 shares of common stock at $0.20 per share for total proceeds of $106,000. On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2017 and 2016.

8.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

	Number of options	Weighted average exercise price	Weighted average fair value	Aggregate intrinsic value
Outstanding, December 31, 2016	1,265,000	$0.14	$0.11	$–
Granted	1,600,000	0.18	0.18	–
Exercised	-	-	-	–
Expired	(250,000)	0.22	0.19	–
Outstanding, September 30, 2017	2,615,000	$0.16	$0.15	$91,350

Additional information regarding stock options as of September 30, 2017, is as follows:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price
$0.10	765,000	.9	$0.10	765,000	$0.10
$0.14	150,000	0.5	$0.14	150,000	$0.14
$0.18	1,500,000	3.4	$0.18	1,500,000	$0.18
$0.19	100,000	2.7	$0.19	100,000	$0.19
	2,515,000	1.7	$0.16	2,515,000	$0.16

The fair values for stock options granted during the period have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2017
Risk-free interest rate	1.7%
Expected life (in years)	3.9
Expected volatility	298%
Dividend yield	0%

The fair value of stock options vested during the three months ended September 30, 2017 and 2016 was $23,787 and $0, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. The weighted average fair value of stock options granted during the nine months ended September 30, 2017 was $0.18. At September 30, 2017, the Company had $257,820 in unrecognized compensation expense related to stock options that will be expensed through March 2021.

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

The following table summarizes the share purchase warrants:

	Number of warrants	Weighted average exercise price	Expire
Outstanding, December 31, 2016	11,000,000	$0.20	2018
Issued	5,395,000	$0.40	2018
Expired	(5,500,000)	$0.20
Outstanding, September 30, 2017	10,895,000	$0.30

10.	Restricted Stock Units

For the three months ended September 30, 2017 and 2016, restricted stock expense recorded as stock-based compensation was $ nil and $ 4,722, respectively, and capitalized stock based compensation was $8,214 and $12,339, respectively.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2016	2,711,297	$0.17
Granted	–	$-
Vested	(887,422)	0.25
Balance, September 30, 2017	1,823,875	$0.13

At September 30, 2017, unrecognized compensation expense related to RSUs totaled $54,066 that will be recognized over a weighted average period of approximately eight months.

11.	Segment Information

The Company’s operations are in two geographic segments: Bulgaria and Turkey. Summarized financial information for our geographic segments for the current period is shown in the following table:

Nine months ended September 30, 2017	Bulgaria	Turkey	Corporate Office	Total
Revenue	$-	$2,676,279	$-	$2,676,279
Loss before other income (expenses)	(994)	(1,135,184)	(938,456)	(2,074,634)
Net loss	(994)	(871,515)	(1,011,099)	(1,883,608)

(1) Includes approximately $279,000 of expense related to the amendment of warrants. See note 9.

12.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine Months Ended September 30,
	2017	2016
Benefit at statutory rate	$(597,510)	$(1,292,488)
Permanent differences and other:	-	-
Valuation allowance change	(597,510)	(1,292,488)
Income tax provision	$–	$–

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

Executive Summary

Park Place is an oil and gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. The main producing asset is a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). This field has four offshore platforms connected to an onshore gas plant. The other producing property acquired in Turkey is a 19.6% interest in the Cendere oil field located in Southeast Turkey. See footnote 3 to the unaudited consolidated financial statement for the period ended September 30, 2017.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2017 and 2016, which are included herein.

Revenues

Revenue increased to $2,676,279 for the nine months ended September 30, 2017 compared to nil for the nine months ending September 30, 2016. Revenue for the three months ending September 30, 2017 was $1,003,640 compared to nil for the three months ending September 30, 2016. Revenue increased due to the acquisition of Tiway during the period ended September 30, 2017.

Expenses

Production costs increased to $2,345,931 for the nine months ended September 30, 2017 compared to nil for the nine months ending September 30, 2016. Production costs increased to $734,046 for the three months ended September 30, 2017 compared to nil for the three months ending September 30, 2016.

Depletion increased to $483,605 for the nine months ended September 30, 2017 compared to nil for the nine months ending September 30, 2016. Depletion increased to $237,122 for the three months ended September 30, 2017 compared to nil for the three months ending September 30, 2016.

Accretion of asset retirement obligation increased to $163,118 for the nine months ended September 30, 2017 compared to nil for the nine months ending September 30, 2016. Accretion of asset retirement obligation increased to $60,137 for the three months ended September 30, 2017 compared to nil for the three months ending September 30, 2016.

These increases in expenses were due to the acquisition of Tiway during the period ended September 30, 2017.

Our general and administrative expenses for the nine months ended September 30, 2017 were $ 1,758,259 as compared to $3,803,323 for the nine months ended September 30, 2016. Our general and administrative expenses for the three months ended September 30, 2017 decreased to $403,415 as compared to the three months ended September 30, 2016 from $3,520,369.

Other Income (Expenses)

For the nine months ended September 30, 2017, other income increased to $191,026 compared to $1,887 for the same period in 2016. This increase was primarily due to the bargain purchase of certain assets relating to the Tiway acquisition by the Company. For the three months ended September 30, 2017, other expense increased to $21,072 compared to other income of $12 for the same period in 2016.

Loss

For the nine months ended September 30, 2017, net loss decreased to $1,883,608 compared to $3,801,436 for the same period in 2016. For the three months ended September 30, 2017, the net loss decreased to $452,152 compared to $3,520,381 for the same period in 2016. The decrease in the net loss was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2017	December 31, 2016
	(Unaudited)
Cash	$220,316	$1,550,937
Working capital (deficit)	(1,261,595)	805,133
Total assets	7,131,313	5,042,164
Total liabilities	4,783,924	1,256,749
Stockholders’ equity	2,347,389	3,785,415

Cash Used in Operating Activities

We incurred a net cash deficit of ($757,952) from operating activities for the nine months ended September 30, 2017 compared to $ (148,649) for the nine months ended September 30, 2016. The increase was due to Tiway acquisition.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $723,920 was primarily due to the Tiway acquisition.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the nine months ended September 30, 2017, we received net cash of $138,153 for from loans and stock subscriptions received.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

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
Date: January 18, 2018

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: January 18, 2018

