Form 10-K
period 2017-12-31
Park Place Energy Inc.
filed 2018-08-10
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-55539

PARK PLACE ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Suite 700, 838 West Hastings Street, Vancouver
British Columbia, Canada	V6C 0A6
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

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
(do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2018, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.14) on that date, was approximately $8,873,721. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 70,663,904 shares of common stock outstanding as of August 6, 2018.

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

PART I

ITEM 1. BUSINESS

Name and Organization

Park Place Energy Inc. and its consolidated subsidiaries, (“Park Place”, “Company”, “we” or “our”) is headquartered out of Vancouver with operations based primarily from Turkey at Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:54, Kat:16, 06450, Oran, Cankaya, Ankara, Turkey. The Company also has registered offices in Canada and Bulgaria. Park Place was incorporated in Delaware in 2015.

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

At December 31, 2017, net production to the PPE Turkey Companies from such fields was 280 barrels of oil equivalent per day or Boe/d; and for the year 2017, net production to the PPE Turkey Companies averaged 390Boe/d. In addition, at the time of completion of the acquisition, the PPE Turkey Companies had about US$745,000 in available cash. Due to the acquisition of the PPE Turkey Companies, the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, Park Place is poised to exploit these assets and for further growth in the region.

The primary asset of the PPE Turkey Companies is the Cendere onshore oil field license as well as the offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company owns a 19.6% interest in the Cendere oil field license. The Company now owns a 49% working interest in SASB, 12.5% which was obtained after year-end. During the year ending December 31, 2017, the Company owned a 36.5% interest.

The Cendere oil field is a long term low decline oil reserve.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters. The three nearer shore gas fields of Ayazli (discovered in 2004), Dogu Ayazli (discovered 2005) and Akkaya (discovered in 2006) were included in an initial phase of development with first gas production in 2007. The deeper water Akcakoca field (discovered in 2006) was developed later with first gas production in 2011. All the fields are developed using unmanned well head platforms/tripods tied back via an 18 kilometre (“km”) 12-inch pipeline to shared processing and compression facilities onshore at Cayagzi gas plant. The gas plant at Cayagzi is capable of processing up to 75 million cubic feet of gas per day. Sales gas is exported via an 18.6 km long 16-inch onshore pipeline, which ties into the main national gas transmission network operated by BOTAS. Historically, gas has been produced at rates of as high as 30 MMcf/d from SASB; total gross production to date from the four fields is in excess of 40 Bcf. The production license for SASB is covered by a modern 223 square kilometre 3D survey. There are five additional gas discoveries in SASB that have not yet been developed. Also, there are several additional prospects defined by 3D seismic data.

At December 31, 2016, the gross oil production rate for the producing wells in Cendre was 675 MMbbls ; the average daily 2017 gross production rate for the field was 715 bbls . At the end of June 2018, oil is currently sold at a price of approximately US$ 71 per barrel for a netback per barrel of approximately US$38. At year-end 2017, the Cendere field was producing 669 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2017 net to the PPE Turkey Companies.

At December 31, 2017, the gross gas production rate for the ten producing wells in SASB was 1.4 MMcfd; the average daily 2017 gross production rate for the field was 2.45 MMcfd. At the end of February 2018, gas is currently sold at a price of approximately US$5.20 per Mcf for a netback per Mcf of approximately US$ 4.60.

The Company has identified a number of proved undeveloped locations that can be drilled from the four existing production platforms. The Company envisions the next stage of development in 2018 will include the drilling of additional wells to materially increase the volumes of gas produced through the existing infrastructure.

With the acquisition of the PPE Turkey Companies, Park Place also acquired another oil and gas asset, a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

Funds for the acquisition were raised through a combination of private placements and loans. From a private placement that closed in January 2017, along with an earlier placement that closed in early 2016, where the Company raised just over $1.4 million. The remainder of needed funds was obtained through loans. The private placement that closed concurrent with closing of this acquisition raised $1,015,000. We sold units at $0.20 per unit which consisted of one common share and one share warrant at $0.40 exercisable on or before January 17, 2018.

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

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final. A final decision was issued in favor of Park Place during 2017.

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

Such laws and regulations not only expose us to liability for our own negligence but may also expose us to liability for the conduct of others or for our actions that were in compliance with all applicable laws at the time those actions were taken. We may incur significant costs as a result of environmental accidents, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous materials into the environment, including clean-up costs and fines or penalties. Additionally, we may incur significant costs in order to comply with environmental laws and regulations and may be forced to pay fines or penalties if we do not comply.

Competition

Bulgaria imports nearly all of their natural gas requirements. Turkey imports a substantial quantity of same. Both countries encourage domestic production as a way to reduce imports and increase energy security. In Turkey, natural gas is imported from a number of countries so there is a vibrant market for natural gas produced in the country. In Bulgaria, currently one company, Gazprom, supplies Bulgaria with virtually all of its natural gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete for license blocks and capital with other oil and gas exploration companies and independent producers who are actively seeking oil and natural gas properties throughout the world, but in particular, in Southeast Europe, Turkey and countries in the immediate vicinity.

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

Employees, Officers and Directors

As of December 31, 2017, the Company has 10 employees in Turkey, and three in North America. As of December 31, 2017, our business is generally conducted through our officers and directors and through consultants of the Company. A description of officers and directors can be found in Item 10.

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

At December 31, 2017, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

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

Fracture stimulation is a commonly used process for the completion of oil and natural gas wells and involves the pressurized injection of water, sand and chemicals into rock formations to stimulate production. Recently, there has been increased public concern regarding the potential environmental impact of fracture stimulation activities. Bulgaria has adopted regulations banning all fracture stimulation activities in Bulgaria. Consequently, the Company will not conduct such activities in Bulgaria. The increased attention regarding this process could lead to additional levels of regulation in other countries in which we may operate in the future. The inability of the Company to conduct such activities could cause operational restrictions or delays or could increase our costs of compliance and doing business. To the extent that our future operations in countries other than Bulgaria will rely on fracture stimulation, the adoption of regulations in such other countries restricting fracture stimulation could impose operational delays, increased operations costs and additional related burdens on our exploration and production activities and could suspend or make it more difficult to perform fracture stimulation, cause a material decrease in the drilling of new wells and related completion activities and increase our costs of compliance and doing business, which could materially impact our business and profitability.

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

A decrease in oil or natural gas prices will not only reduce revenues and profits but will also reduce the quantities of reserves that are commercially recoverable and may result in charges to earnings for impairment of the value of these assets. If oil or natural gas prices decline significantly for extended periods of time in the future, we might not be able to generate sufficient cash flow from operations to meet our obligations and make planned capital expenditures. Oil and natural gas prices are subject to wide fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that could cause fluctuations are:

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

In addition, many countries have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of burning of oil and natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for some of our services or products in the future.

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

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 70,663,904 shares were issued and outstanding as of August 6, 2018. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

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

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). PPE Turkey owned a 36.5% working interest in SASB as at the date of acquisition. The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.5% working interest in the same license. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

The three nearer shore gas fields of Ayazli (discovered in 2004), Dogu Ayazli (discovered 2005) and Akkaya (discovered in 2006) were included in an initial phase of development with first gas production in 2007. The deeper water Akcakoca field (discovered in 2006) was developed later with first gas production in 2011. All the fields are developed using unmanned well head platforms/tripods tied back via an 18 km 12-inch pipeline to shared processing and compression facilities onshore at Cayagzi gas plant. The gas plant at Cayagzi is capable of processing up to 75 million cubic feet of gas per day. Sales gas is exported via an 18.6 km long 16-inch onshore pipeline, which ties into the main national gas transmission network operated by BOTAS. Historically, gas has been produced at rates of as high as 30 MMcf/d from SASB; total gross production to date from the four fields is in excess of 40 Bcf. The production license for SASB is covered by a modern 223 square kilometre 3D survey. There are five additional gas discoveries in SASB that have not yet been developed. Also, there are several additional prospects defined by 3D seismic data.

As of December 31, 2017, there are 10 production wells over 4 platforms. 5 wells are tested and temporarily abandoned pending connection to production pipeline, 3 wells are dry, and 1 well is abandoned. The total gross acreage of the SASB is 30,600 acres. There was no new drilling during the fiscal year.

With the acquisition of the PPE Turkey Companies, Park Place also acquired two other oil and gas assets: a 19.6% interest in the Cendere field, a producing oil field located in Central Turkey, and a 50% operated interest in the Bakuk gas field located near the Syrian border. At year-end 2017, the Cendere field was producing 123barrels of oil per day, net to the PPE Turkey Companies; and averaged 118barrels per day during 2017 net to the PPE Turkey Companies. The Bakuk field is shut-in with no plans to revive production in the near term.

As at December 31, 2017, there are 5 productive gas wells over 2850 gross acres. There was no new drilling and the for the year.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,584 based on the exchange rate of .54 Lev to Dollar as of March 7, 2018). The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company appealed the decision to a five-judge panel whose decision will be final. During 2017, the five judge panel ruled in favor of the Company.

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

Reserves

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

	Reserves
Reserves category	Oil (mbbls)	Natural gas (mmcf)
PROVED
Developed:
Turkey	207	736,941
Undeveloped:
Turkey	-	-
TOTAL PROVED	207	736,941

An independent firm, GLJ Petroleum Consultants (GLJ) completed an independent reserves assessment and evaluation of the oil and gas properties located in Turkey of Park Place Energy Inc. The effective date of this evaluation is December 31, 2017. The evaluation was prepared in accordance with procedures and standards contained in the Canadian Oil and Gas Evaluation (COGE) Handbook.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2017 as awarded in the Bulgarian License Agreement:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria	98,205	98,205
Total:	98,205	98,205

(1)	Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Present Activities

In Bulgaria, the Company has suspended most of its work to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. Our evaluation and analysis based on the data available to us is mostly complete. The Company recently completed an environmental baseline survey over the entire permit area. In addition, the Company has purchased one drill site to enable it to conduct its planned work programs once those work programs receive all required regulatory approvals. The Company has evaluated and identified at least one existing well for re-entry and several potential drilling locations for new wells.

In Turkey, the Company plans to do workovers in the Cendere Field to keep production at its current net rate of 123 bopd. The SASB Field 3D seismic will be re-processed and utilized to facilitate future plans for SASB.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated. However, as previously stated, we are participating in the appeals proceeding in Bulgaria that pertains to objections filed by various parties regarding the approval of the Company’s overall work program and first year annual work program by the Bulgarian environmental agency. See Item 2 (Properties) above. In February 2017, a three-judge panel which ruled that the approval of the Company’s work programs by the Ministry of Environment and Water (“MEW”) should be remanded to MEW for revision. MEW has appealed that decision to a five-judge panel. The Company was successful in its appeal to the five judged panel by decision July 2017. The Company does not contemplate any further legal action and the matter is fully and finally settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock have been quoted on the OTC Bulletin Board since June 20, 2006 and the OTCQB since November 16, 2013, and presently trade under the symbol “PKPL”.

2017	High Bid	Low Bid
4th Quarter	$0.17	0.071
3rd Quarter	$0.19	0.078
2nd Quarter	$0.25	0.078
1st Quarter	$0.33	0.15
2016
4th Quarter	$0.53	0.14
3rd Quarter	$0.49	0.12
2nd Quarter	$0.30	0.07
1st Quarter	$0.12	0.08

Holders

The number of record holders of our common stock, $0.00001 par value, as of August 6, 2018, was approximately 183.

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

During the years ended December 31, 2017 and 2016, the Company issued nil and 165,000, respectively, of stock options under the 2013 Plan. In addition, in 2016 outstanding restricted stock units (“RSUs”) issued under the 2013 Plan during 2014 and 2015 had their vesting date changed to April 30, 2017. On February 23, 2017, the Company changed the vesting date for the RSUs issued under the 2013 Plan during 2014 to February 23, 2017 and extended the vesting date for the RSUs issued under the 2013 Plan during 2015 to December 1, 2017.

The following table provides a summary of the number of stock options outstanding as at December 31, 2017 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans not approved by security holders (2011 Plan)	600,000	$0.10	Nil
Equity compensation plans approved by security holders (2013 Plan)	2,715,000	$0.14	Variable*
Warrants	10,895,000	0.30	Unrestricted
Total	14,210,000

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of August 6, 2018, the 10% rolling maximum is 7,066,390.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2017 and 2016.

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

Turkey

In January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. At December 31, 2016, net production from these fields was around 280 boepd (barrel of oil equivalent per day). The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 February, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. On December 31st 2017, net gas production to the Company was around 563 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside. The other producing property acquired in Turkey is a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company.

At SASB, the Company plans to reprocess the 3D seismic to facilitate a potential future program of drilling to bring discovered undeveloped gas pools on to production.

Bulgaria

The Company was awarded an exploration license over a 98,000 acre block in northeast Bulgaria. This area was extensively drilled for coal exploration from 1964 to 1990. Although coal mining is not technically feasible, this has provided an extensive database. A third-party engineering report prepared for the Company puts the range of prospective resources of recoverable gas between 130 Bcf and 1.2 Tcf on the license. .

Strategic Focus

Oil and natural gas prices in Turkey and throughout Southeast Europe make this make this region highly attractive for oil and gas exploration and production. Most of the countries, including Turkey and Bulgaria, import nearly all of their oil and natural gas and consumption is projected to increase. Turkey also contains many opportunities for additional oil and coal bed methane production as well enhanced oil and natural gas recovery from existing fields. Park Place will evaluate these opportunities as they appear. The fiscal terms are highly attractive. In Turkey, there is a 20% corporate tax and a 12.5% royalty. In Bulgaria, the corporate tax rate is 10% and the royalties are on a sliding rate starting at 3.5% up to 13.5%

Results of Operations

Revenue

For the year ended December 31, 2017, the Company had $3,883,059 in oil and gas revenue from the acquired Tiway operations.

For the year ended December 31, 2016, we were a pre-revenue stage company, and our future revenues depended upon successful extraction of oil and gas deposits for sale.

Expenses

The Company incurred production expenses related to its acquired Tiway operations of $2,814,672, depletion charges of $774,547, and accretion expense of $224,759 for the year ended December 31, 2017.

Our general and administrative expenses for the year ended December 31, 2017 were $2,509,940 compared to $3,985,026 for the year ended December 31, 2016. $1,279,430 in expenses were from the North American head office, which resulted in a year over year decrease of $1,475,086. In general & administrative expenses in the North American operations, $508,831 was stock based compensation, and $283,528 in legal and professional fees. Audit and financial services accounted for a further $149,741 in expenses with approximately $60,000 in audit fees related to the purchase of the Tiway business. Turkey general and administrative expenses accounted for $1,230,128 of the total general and administrative for 2017.

During the year ended December 31, 2016, the Company amended and restated the terms of the warrants issued in 2013 to extend the expiration date one year from August 27, 2016 to August 27, 2017. No other conditions of the warrants were amended. The amended and restated warrants vested immediately. The Company recognized expense of $3,421,501 related to the amendment and restatement of the warrants.

Other Income (Expense)

For the year ended December 31, 2017, other income (expense) was an expense of $24,587. Comparatively, for the year ended December 31, 2016, other income (expense) was an expense of $14,065. In 2017, a $15,695 bargain purchase gain was recorded in relation to the Tiway acquisition.

Loss

Our net loss for the year ended December 31, 2017 was $2,486,836 compared to $3,999,091 for the year ended December 31, 2016 for the reasons explained above.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Cash	$130,476	$1,550,937
Working capital deficiency	(1,501,855)	(805,133)
Total assets	7,042,450	5,042,164
Total liabilities	5,076,596	1,256,749
Stockholders’ equity	1,965,854	3,785,415

Cash Used in Operating Activities

We used net cash of $474,078 in operating activities for the year ended December 31, 2017 compared to $397,241 for the year ended December 31, 2016. After acquiring accounts receivable of $395,530 from the Tiway operations, accounts receivables increased further due to timing of receipts, which decreased cash flow by $206,169. To fund the loses for the period, accounts payable increased by $495,434, while the Company raised funds in the first quarter of 2018.

Cash Used in Investing Activities

Net cash used for investing activities in the year ended December 31, 2017 was $1,118,183 compared to $39,811 for the year ended December 31, 2016. Oil and gas properties expenditures increased to $144,002 from $38,848 in 2016 and the Company completed the acquisition, net of cash, of Tiway for $855,014.

Cash Provided By Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders. In the year ended December 31, 2017, we received cash of $210,000 for stock subscriptions as compared to $980,000 for the year ended December 31, 2016. Additionally, we received $30,000 from the exercise of stock options in 2016 and there were no exercised in 2017. During 2017, we obtained loans from stockholders of $91,025, of which $122,000 was paid back prior to year end. Comparatively, during 2016, we obtained loans from stockholders of $1,376,500, of which $477,500 was paid back prior to year end.

Future Operating Requirements

We expect to finance future operating requirements with cash, cash flows from the PPE Turkey Companies’ operations; and, depending on market conditions, short-term debt, long-term debt, and equity. As of December 31, 2017, the Company had unrestricted cash of $127,688. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us beginning 2018. We will be using the following transition method: a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We do not believe the adoption of this guidance will have a material impact on our financial statements.

In February 2016, the FASB issued ASC 2016-02 “Leases (Topic 842)” a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. Early adoption permitted.

The Company is currently evaluating the impact of the above standards on the consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

PARK PLACE ENERGY INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Park Place Energy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Place Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2014

Houston, TX

August 10, 2018

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$130,476	$1,550,937
Account receivables	600,312	21
Prepaid expenses and deposits	316,694	10,924
Deposit for Tiway acquisition	-	500,000
Total current assets	1,047,482	2,061,882
Oil and gas properties, net	5,723,394	2,939,829
Property and equipment, net	97,777	-
Restricted cash	127,688	-
Note receivable	46,109	40,453
Total assets	$7,042,450	$5,042,164
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,584,050	$357,749
Loans payable	965,287	899,000
Total current liabilities	2,549,337	1,256,749
Asset retirement obligation	2,527,259	-
Total liabilities	5,076,596	1,256,749
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 58,243,904 and 50,281,482 shares, respectively	582	503
Additional paid-in capital	22,905,377	21,273,494
Stock subscriptions and stock to be issued	80,400	905,000
Accumulated other comprehensive income (loss)	(135,469)	4,618
Accumulated deficit	(20,885,036)	(18,398,200)
Total stockholders’ equity	1,965,854	3,785,415
Total liabilities and stockholders’ equity	$7,042,450	$5,042,164

See accompanying notes to consolidated financial statements

PARK PLACE ENERGY INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31,
	2017	2016
Revenue
Oil and gas revenue	$3,883,059	$-
Cost and expenses
Production	2,814,672	-
Depletion	774,547	-
Depreciation	21,390	-
Accretion of asset retirement obligation	224,759	-
General and administrative	2,509,940	3,985,026
Total expenses	6,345,308	3,985,026
Loss before other income (expense)	(2,462,249)	(3,985,026)
Other income (expense)
Interest income	-	2,420
Interest expense	(76,026)	(12,396)
Foreign exchange loss	(15,512)	(4,089)
Other gain	63,023	-
Taxes	(11,767)	-
Gain on bargain purchase option	15,695	-
Total other income (expense)	(24,587)	(14,065)
Net loss	$(2,486,836)	$(3,999,091)

Loss per share, basic and diluted	$(0.04)	$(0.08)
Weighted average number of shares outstanding basic and diluted	56,001,794	50,462,715

Other comprehensive loss
Change in foreign currency translation adjustments	$(140,087)	$3,428
Comprehensive loss	$(2,626,923)	$(3,995,663)

See accompanying notes to consolidated financial statements

PARK PLACE ENERGY INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	Income (loss)	Deficit	Total
Balance, December 31, 2015	45,731,482	$457	$17,258,619	$350,000	$1,190	$(14,399,109)	$3,211,157
Issuance of common stock	4,250,000	43	424,957	(425,000)	–	–	–
Stock subscriptions received	–	–	–	980,000	–	–	980,000
Exercise of stock options	300,000	3	29,997	–	–	–	30,000
Stock-based compensation expense	–	–	3,481,386	–	–	–	3,481,386
Restricted stock issued for oil and gas properties	–	–	78,535	–	–	–	78,535
Currency translation adjustment	–	–	–	–	3,428	–	3,428
Net loss	–	–	–	–	–	(3,999,091)	(3,999,091)
Balance, December 31, 2016	50,281,482	$503	$21,273,494	$905,000	$4,618	$(18,398,200)	$3,785,415
Issuance of common stock	6,075,000	61	1,110,939	(1,011,000)	–	–	100,000
Stock subscriptions received	–	–	–	110,000	–	–	110,000
Stock issuance costs	–	–	(8,985)	(4,000)	–	–	(12,985)
Vesting of restricted stock units	887,422	8	–	–	–	–	8
Stock-based compensation expense	–	–	428,431	80,400	–	–	508,831
Stock issued as deposit for oil and gas property	1,000,000	10	89,990	–	–	–	90,000
Restricted stock issued for oil and gas properties	–	–	11,508	–	–	–	11,508
Currency translation adjustment	–	–	–	–	(140,087)	–	(140,087)
Net loss	–	–	–	–	–	(2,486,836)	(2,486,836)
Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854

See accompanying notes to consolidated financial statements

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31,
	2017	2016
Operating activities:
Net loss for the period	$(2,486,836)	$(3,999,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	508,831	3,481,386
Depletion	774,547	-
Depreciation	21,390	-
Accretion of asset retirement obligation	224,759	-
Gain on bargain purchase option	(15,695)	-
Unrealized foreign exchange gain	(3,218)	-
Interest from loans payable	84,169	-
Changes in operating assets and liabilities:		-
Account receivables	(206,169)	562
Restricted cash	2,873	-
Prepaid expenses and deposits	125,837	2,423
Accounts payable and accrued liabilities	495,434	117,479
Net cash used in operating activities	(474,078)	(397,241)
Investing activities:
Acquisition of Tiway, net of cash acquired	(855,014)	-
Issuance of note receivable	-	(963)
Property and equipment expenditures	(119,167)	-
Oil and gas properties expenditures	(144,002)	(38,848)
Net cash used in investing activities	(1,118,183)	(39,811)
Financing activities:
Proceeds from stock subscriptions received	210,000	980,000
Proceeds from exercise of stock options	-	30,000
Stock issuance costs	(12,985)	-
Proceeds from loans payable	91,025	1,376,500
Repayment of loans payable	(122,000)	-
Repayment of stockholder loans	-	(477,500)
Net cash provided by financing activities	166,040	1,909,000
Effect of exchange rate changes on cash and cash equivalents	5,760	3,428
Change in cash and cash equivalents	(1,420,461)	1,475,376
Cash and cash equivalents, beginning of year	1,550,937	75,561
Cash and cash equivalents, end of year	$130,476	$1,550,937

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$-	$121,264
Restricted stock issued for oil and gas properties	$-	$78,535
Stock issued for deposit on oil and gas property	$90,000	$-

See accompanying notes to consolidated financial statements

PARK PLACE ENERGY INC.
Notes to Consolidated Financial Statements
For the year ended December 31, 2017 and 2016
(Expressed in U.S. dollars)

1.	Organization

Park Place Energy Inc. and its consolidated subsidiaries, (“Park Place”, “Company”, “we” or “our”) is a U.S. based oil and gas exploration and production company. Our corporate headquarters are located at Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada. The Company also has registered offices in Turkey and Bulgaria. Park Place was incorporated in Delaware in 2015.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The consolidated financial statements of Park Place Energy Inc. (“Park Place”, “Company”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has suffered recurring losses from operations and the Company has a significant working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. If additional financing is not available when needed, the Company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

(b)	Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and cash equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Accounts receivable

Accounts receivable consist of oil and gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company deems all accounts receivable to be collectable and has not recorded any allowance for doubtful accounts.

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

Proceeds from the sale of oil and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would significantly decrease the Company’s total proven reserves.

(g)	Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives are: other assets are depreciated over 20 years; and leasehold improvements are depreciated over the term of the lease.

(h)	Asset Retirement Obligations

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

(i)	Financial Instruments and Fair Value Measures

The carrying amounts reported in the consolidated balance sheets for cash equivalents, notes and accounts receivable, loans payable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2017, and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. We did not incur any penalties or interest during the years ended December 31, 2017 and 2016. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

(k)	Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income. The functional currency of our Bulgarian operations is considered to be the Bulgarian Lev. The functional currency of our Turkish operations is considered to be the Turkish lira.

(l)	Stock-based Compensation

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

(m)	Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2017 and 2016, the Company had 14,210,000 and 14,976,797 potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

(n)	Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

(o)	Related Party Transactions

Amounts owing to directors and officers incurred in the course of regular operations are classified in accounts payable. At December 31, 2017, $132,249 of accounts payable were to related parties and $212,738 at December 31, 2016.

(p)	Recently Issued Accounting Pronouncements

For fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASC 2016-02 “Leases (Topic 842)” a comprehensive standard related to lease accounting to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Most significantly, the new guidance requires lessees to recognize operating leases with a term of more than 12 months as lease assets and lease liabilities. The adoption will require a modified retrospective approach at the beginning of the earliest period presented. Early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us beginning 2018. We will be using the following transition method: a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We do not believe the adoption of this guidance will have a material impact on our financial statements.

The Company is currently evaluating the impact of the above standards on the consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Tiway Acquisition

On January 18, 2017, Park Place completed the acquisition of three oil and gas exploration and production companies operating in Turkey from Tiway Oil B.V. in exchange for cash consideration of $2,100,000, which included a deposit of $500,000 paid in the prior year. On the date of acquisition, the fair value of the identifiable net assets exceeded the purchase consideration by $15,695, which is included in the other income line of the accompanying consolidated statement of. We incurred acquisition related expenses of approximately $39,000 which include legal and corporate matters.

The following table presents recognized fair value of the identifiable assets acquired and liabilities assumed at acquisition:

Assets:
Cash	$744,986
Accounts receivable	395,530
Prepaid and other current assets	330,765
Restricted cash	130,227
Oil and natural gas properties – proved	3,414,110
Total assets	5,015,618

Liabilities:
Accounts payable and accrued liabilities	597,423
Asset retirement obligation	2,302,500
Total liabilities	2,899,923

Total identifiable net assets	2,115,695
Cash consideration	2,100,000
Bargain purchase gain	$15,695

During the period between the acquisition date and December 31, 2017, revenues and operating expenses of approximately $3,883,059 and $5,065,496 were recorded in the statement of operations related to the Tiway acquisition after the closing date and we generated losses of approximately $1,132,701.

4.	Deposits

Included in prepaid expenses and deposits for the year ended December 31, 2017, is the value of a stock grant for a deposit an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field bringing the Company’s total interest to 49%. The stock grant was 1,000,000 shares valued at the market price on the date of grant of $0.09 per share, $90,000. The acquisition closed subsequent to year end and was applied to the purchase price.

5.	Restricted cash

The restricted cash is related with the drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on annual basis.

6.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2016	$2,701,182	$-	$2,701,182
Expenditures	238,647	-	238,647
December 31, 2016	$2,939,829	$-	$2,939,829
Expenditures	144,002	-	144,002
Acquisition	-	3,414,110	3,414,110
Depletion	-	(774,547)	(774,547)
December 31, 2017	$3,083,831	$2,639,563	$5,723,394

Bulgaria

The Company holds a 98,205-acre oil and gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five-year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal or diagonal) and conduct other exploration activities during the initial term. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

Turkey

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 36.75% working interest in SASB. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

Park Place also acquired two other oil and gas assets: a 19.6% interest in the Cendere field, a producing oil field located in Central Turkey, and a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

7.	Property and equipment

	Leasehold improvements	Other equipment	Total
January 1, 2017	$-	$-	$-
Expenditures	102,586	16,581	119,167
Depreciation	(20,517)	(873)	(21,390)
December 31, 2017	$82,069	$15,708	$97,777

8.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($535,980 at December 31, 2016), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2017, and 2016, the outstanding balance on the receivable was $46,109 and $40,453, respectively.

9.	Loans Payable

As at	December 31, 2017	December 31, 2016
Interest bearing loans	$903,262	$899,000
Non-interest-bearing loans	62,025	-
Total	$965,287	$899,000

Loans bearing interest, accrue at 10% per annum are all unsecured. All loans are due on demand. No interest has been inputted on the non-interest-bearing loans as it would be immaterial to the financial statements.

10.	Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date for business combination (see footnote 3). The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The following is a description of the Company’s asset retirement obligations:

December 31, 2017

Asset retirement obligations at beginning of year	$—
Additions	2,302,500
Accretion expense	224,759
Asset retirement obligations at end of year	$2,527,259

11.	Common Stock

For the year ended December 31, 2017

(a)	In January 2017, the Company received subscriptions for 550,000 shares of common stock at $0.20 per share for gross proceeds of $110,000. The Company paid a finder fee of $4,000 and 20,000 broker warrants. On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2017 and 2016. The Company paid a finder’s fee of $4,000.

(b)	On December 12, 2017, the Company closed a brokered private placement for 1,000,000 shares of common stock at $0.10 per share for total proceeds of $100,000. The Company paid a finder’s fee of $4,985.

(c)	During the year ended December 31, 2017, 887,422 restricted stock units vested and were issued.

(d)	As part of a deposit toward the additional 12.25% of the South Akcakoca Sub Basin gas field, 1,000,000 shares were issued as a deposit. The shares were valued at the market rate of $0.09 per share for a total value of $90,000.

(e)	The Company issued restricted stock in the amount of 670,000 shares for services rendered. The shares were valued at $0.12 based on the price of the stock at the close on the last trading day of the effective date of the contract. The fair value assigned was $80,400.

For the year ended December 31, 2016

(f)	In March 2016, the Company received subscriptions for 250,000 shares of common stock at $0.10 per share for total proceeds of $25,000.

(g)	In April 2016, the Company received subscriptions for 500,000 shares of common stock at $0.10 per share for total proceeds of $50,000.

(h)	In April 2016, the Company issued 4,250,000 shares of common stock for the stock subscriptions received during 2015, the quarter ended March 31, 2016 and in April 2016.

(i)	In quarter ended December 31, 2016, the Company received subscriptions for 4,525,000 shares of common stock at $0.20 per share for total proceeds of $905,000.

12.	Stock Options

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

The following table summarizes the continuity of the Company’s stock options:

Outstanding, December 31, 2015	2,250,000
Granted	165,000
Exercised	(300,000)
Expired	(850,000)
Outstanding, December 31, 2016	1,265,000
Granted	2,600,000
Exercised	-
Forfeited	(200,000)
Expired	(350,000)
Outstanding, December 31, 2017	3,315,000

As at December 31, 2017, all stock options have fully vested. The weighted average remaining life of the stock options are 2.99 years (December 31, 2016: 0.7). The weighted average exercise price at the year ended December 31, 2017 is $0.14 (December 31, 2016: $0.14). The aggregate intrinsic value of the stock options at December 31, 2017 is $103,050 (December 31, 2016: $173,450).

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2017	2016
Risk-free interest rate	1.45%	1.10%
Expected life (in years)	2.5	3.0
Expected volatility	314%	330%
Weighted average fair value per share	$0.11	$0.11

The fair value of stock options vested during the year ended December 31, 2017 and 2016 was $142,267 and $5,696, respectively, that was recorded as stock-based compensation and included in general and administrative expenses. At December 31, 2017, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

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

On March 27, 2017, the Company amended the expiration date on 5,500,000 of the 11,000,000 stock purchase warrants from August 27, 2017 to August 27, 2018. No other conditions of the warrants were amended. The Company recognized expense of $278,870 related to the amendment of the warrants.

The following table summarizes the share purchase warrants:

	Number of warrants	Weighted average exercise price	Expire
Outstanding, December 31, 2016	11,000,000	$0.20	2017
Issued	5,395,000	$0.40	2018
Expired	(5,500,000)	$0.20
Outstanding, December 31, 2017	10,895,000	$0.30

14.	Restricted Stock Units

No new RSU grants were issued in 2017. During 2016, the Company granted 593,796 restricted units (“RSUs”) with vesting periods ranging from fourteen to nineteen months and a fair value of $68,775 to officers of the Company. In addition, the Company extended the vesting date for 2,118,001 RSUs to April 30, 2017.

For the years ended December 31, 2017 and 2016, restricted stock expense recorded as stock-based compensation was $7,294 and $54,190, respectively, and capitalized stock-based compensation was $8,214 and $46,803, respectively.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2015	2,118,001	$0.18
Granted	593,796	$0.15
Vested	–	–
Balance, December 31, 2016	2,711,797	$0.17
Granted	–	$–
Forfeited	(1,265,049)	0.15
Vested	(1,446,748)	0.15
Balance, December 31, 2017	–	$–

On February 23, 2017, the Company changed the vesting date for the RSUs issued in 2014 to February 23, 2017 and changed the vesting date for the RSUs issued in 2015 to December 1, 2017.

559,326 RSUs owed to a consultant vested during the year and were not issued. These were settled for cash on April 1st, 2018 for $37,463.

15.	Related party transactions

At December 31, 2017, $132,249 of accounts payable were to related parties as compared to $212,738 at December 31, 2016. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

16.	Segment Information

During 2017, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operated a few segments, a head office in Canada, an oil and gas operations in Turkey and its oil and gas properties are located in Bulgaria.

During the 2016, the Company operated as a single reportable segment and its oil and gas properties were only located in Bulgaria.

For the year ended December 31, 2017

	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$3,883,059	$3,883,059

Cost and expenses
Production	-	-	2,814,672	2,814,672
Depletion	-	-	774,547	774,547
Depreciation	-	-	21,390	21,390
Accretion of asset retirement obligation	-	-	224,759	224,759
General and administrative	382	1,279,430	1,230,128	2,509,940
Total expenses	$382	$1,279,430	$5,065,496	$6,345,308

Loss before other income (expenses)	$(382)	$(1,279,430)	$(1,182,437)	$(2,462,249)
Other income (expenses)
Interest expense	-	(84,208)	8,182	(76,026)
Foreign exchange loss	-	5,957	(21,469)	(15,512)
Other gain	-	-	63,023	63,023
Taxes	-	(11,767)	-	(11,767)
Gain on bargain purchase option	-	15,695	-	15,695
Total other income (expense)	$-	$(74,323)	$49,736	$(24,587)

Net loss	$(382)	$(1,353,753)	$(1,132,701)	$(2,486,836)

Long Lived Assets	-	-	2,737,340	2,737,340

17.	Income Taxes

The Company has net operating losses carried forward of $13,772,292 available to offset taxable income in future years which expire beginning in fiscal 2024.

The Company is subject to United States federal and state income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017	2016
Benefit at statutory rate	$(845,524)	$(1,359,691)
Permanent differences and other:	-	237
Change in tax rates	2,383,436
Valuation allowance change	(1,537,912)	1,359,454
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as at December 31, 2017 and 2016 are as follows:

	2017	2016
Net operating losses carried forward	$2,892,181	$4,010,057
Oil and gas properties	77,556	125,566
Stock compensation expense	880,197	1,252,079
Other	233	377
Total deferred income tax assets	3,850,167	5,388,079
Valuation allowance	(3,850,167)	(5,388,079)
Net deferred income tax asset	$–	$–

18.	Subsequent Events

On February 28, 2018, Park Place Energy Inc. closed a private placement with the issuance of 11,750,000 shares of common stock, with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 5,875,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. Of the shares issued, 7,550,000 were issued to fourteen investors at a price of $0.10 per share for gross proceeds of $755,000, and 4,200,000 shares were issued in settlement of debts in the amount of $420,000 with two creditors.

On February 20, 2018, Park Place Energy Inc. acquired an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field bringing our total interest to 49%. The purchase price for the additional interest was US$265,000 and 1.5 million shares of the company’s common stock. 1 million were previously issued and disclosed in note 11(d) and a further 500,000 shares were issued subsequent to year end and fair valued at $67,500. The company completed the purchase on February 8, 2018. Approval was received by regulators in late 2017, thereby allowing for the acquisition to proceed. The Company issued 1.5 million common shares as consideration for the acquisition.

On March 5, the Company settled note payables of $250,000 for 2,500,000. The market price of the stock on the date of settlement was $0.141 and loss of $102,500 was recorded.

On June 20, 2018, Park Place Energy Inc. closed a private placement with the issuance of 2,000,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,000,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. We issued the above 2,000,000 common shares to five (5) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended. See 8-k dated June 20, 2018

On July 10, 2018 the Company closed a private placement with the issuance of 1,500,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,000,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. We are obligated to issue 1,500,000 common shares to eight (8) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

Supplemental Information
(unaudited)

Supplemental oil and natural gas reserves information (unaudited)

As required by the FASB and the SEC, the standardized measure of discounted future net cash flows (the “Standardized Measure”) presented below is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates and a discount factor of 10% to proved reserves. We do not believe the Standardized Measure provides a reliable estimate of our expected future cash flows to be obtained from the development and production of its oil and natural gas properties or of the value of its proved oil and natural gas reserves. The Standardized Measure is prepared on the basis of certain prescribed assumptions including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year-to-year as prices change.

Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures. Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged GLJ Petroleum Consultants to prepare our reserves estimates in Turkey.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and all prices are held constant in accordance with SEC rules.

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2017, 2016 and 2015. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12- Month Average Price
	Oil per (Bbl)	Natural Gas per (Mcf)
Turkey
2017	$51.69	$3.00
2016	$44.68	$2.57
2015	$50.82	$2.67

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2017	-	-	-
Purchased	220,400	1,029,300	391,950
Production	(45,030)	(292,359)	(93,757)
Revisions of estimates	24,630	-	24,630
December 31, 2018	200,000	736,941	322,824

Proved developed reserves
December 31, 2018
Proved developed producing	200,000	736,941	322,824
Proved developed non-producing	7,000	-	7,000
Total	207,000	736,941	329,824

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2017 is shown in the table below. In our calculation of Standardized Measure, we have utilized statutory tax rates of 20% for Turkey. GLJ Petroleum Consultants did not estimate the Standardized Measure or future income tax expense.

(in thousands)
As of and for the year ended December 31, 2017
Future cash inflows	$13,668
Future production costs	(8,834)
Future development costs	-
Future income tax expense	(966)
Future net cash flows	3,868
10% annual discount for estimated timing of cash flows	(1,033)
Standardized measure of discounted future net cash flows related to proved reserves	$2,835

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

(in thousands)
Balance, beginning of period	-
Additions during the year	3,414
Net change in sales and transfer prices and in production (lifting) costs related to future production	663
Sales and transfers of oil and gas produced during the period	(1,076)
Accretion of discount	63
Other	683
Net change in income taxes	(912)
Balance, end of period	$2,835

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2017 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as at December 31, 2017:

Name	Current Office with Company	Since
Arthur Halleran	President, Chief Executive Officer, Director	Director since October 4, 2011, President and CEO since September 2017
David M. Thompson	Chief Financial Officer	Director since October 29, 2013, CFO since September 2017

Dr. Arthur Halleran - President and Chief Executive Officer, Director

Dr. Halleran has been a director since October 4, 2011 and CEO since August, 2017. Dr. Halleran has a Ph.D. in Geology from the University of Calgary, and has 33 years of international petroleum exploration experience. His international experience includes work in countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran’s experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously, Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobrudja Basin gas project in Bulgaria. His education and technical experience in the energy sector are valuable to our Company.

David M. Thompson – Chief Financial Officer, Director

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

Significant Employees

Kubilay Yildirim – General Manager (Turkey) – Age 43

Mr. Yildirum has over the past 20 years had hands on experience in drilling, production, seismic acquisition, and logistics for both onshore and offshore projects in Turkey. He has spent most of career with this company and its predecessor companies: Madison, Toreador and Tiway. He has also been involved in sales and divestitures of assets and has taken on significantly more managerial positions until being promoted to General Manager in 2009. Mr. Yildirim has a degree in Petroleum and Natural Gas Engineering from Middle East Technical University and an MBA from Bilgi University in Istanbul.

Ozge Karalli – Finance Director (Turkey) – Age 42

Mrs. Karalli began her career in Deloitte as tax compliance auditor where she was also audit senior and supervisor between 1998 and 2004. She joined Toreador in 2004 as Accounting Manager and Financial Controller, before becoming the Finance Director of Tiway Oil in 2010. Mrs. Karalli has a Bachelor of Economics degree from Bilkent University and has been a Chartered Public Accountant in Turkey since 2002 and qualified for independent auditor’s certificate in 2015.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2017, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2017;

(b)	each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2017, and whose total compensation exceeds $100,000 per; and

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur Halleran	2017	24,000	-	33,600	59,240	-	-	-	116,840
President & CEO	2016	-	-	-	-	-	-	-	-

David M. Thompson	2017	16,000	-	30,000	35,544	-	-	-	81,544
Chief Financial Officer	2016	-	-	-	-	-	-	-	-

Scott C. Larsen	2017	22,100	-	16,942	-	-	-	-	39,042
Past President & CEO	2016	156,000	-	61,800	-	-	-	-	217,800

Charles Michel	2017	-	-	-	-	-	-	-	-
Past Chief Financial Officer	2016	36,600	-	-	-	-	-	-	36,600

Notes

(1)	This column represents the grant date fair value of stock options (or other stock-based awards) granted.

Outstanding Equity Awards as of December 31, 2017

The following table summarizes the outstanding equity awards as of December 31, 2017 for each of our Named Executive Officers:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott C. Larsen*	600,000	-	-	0.10	July 10, 2018	-	-	-	-
	400,000	-	-		March 26, 2021	-	-	655,046	101,582
Arthur Halleran**	50,000	-	-	0.14	March 31, 2018	-	-	-	-
	50,000	-	-	0.10	January 21, 2019	-	-	-	-
	100,000	-	-	0.18	March 26, 2021	-	-	-	-
	500,000	-	-	0.12	September 15, 2022	-	-	-	-
David M. Thompson**	50,000	-	-	0.14	March 31, 2018	-	-	-	-
	50,000	-	-	0.10	January 21, 2019	-	-	-	-
	100,000	-	-	0.18	March 26, 2021	-	-	-	-
	300,000	-	-	0.12	September 15, 2022	-	-	-	-

*Held through Larsen Energy Consulting Inc.
**Includes management and board options

Option Exercises and Stock Vested

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Scott C. Larsen Past President & CEO	203,571	16,942

Compensation of Directors

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Arthur Halleran	9,000	-	-	-	-	-	9,000
David M. Thompson	9,000	-	-	-	-	-	9,000
Ijaz Khan	9,000	-	-	-	-	-	9,000

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ijaz Kahn	50,000	-	-	0.235	1-1-2017	-	-	-	-
	50,000	-	-	0.14	3-31-2018	-	-	-	-
	50,000	-	-	0.10	1-21-2019	-	-	-	-

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On November 1, 2013 (as amended on August 1, 2014 and March 27, 2015), the Company entered into an agreement with the Scott Larsen, the then President of the Company and a company controlled by the President of the Company with a term of two years effective September 1, 2013. The term continues now on a month-to-month basis. Pursuant to the agreement as amended, the Company is to pay $18,000 per month, with $5,000 of such monthly consulting fees being paid in RSUs to the President of the Company. The pricing for such RSUs will be determined based on the average closing price of the Company’s common shares for the last ten days of the calendar quarter in which such RSUs accrued. The agreement had provided for certain additional compensation if certain money raising milestones were met; those provisions have expired according to their terms. Mr. Larsen resigned on July 17, 2017.

Mr. Charles Michel resigned on July 17, 2017 as CFO.

On September 18, 2017, the Company entered into an agreement with Arthur Halleran to act as CEO. Pursuant to the agreement, the Company shall issue 280,000 shares for payment of wages for the first three months of service, Halleran shall be paid a monthly salary of $6,000 in arrears with the option to convert wages payable to Park Place shares at the average of the 10 day Market Price preceding the end of the month the wages are payable. For the period following the month during which the $1,000,000 Capital Raise is completed, a monthly salary of $10,000 payable monthly in arrears with the option to convert wages payable to shares at the average of the 10-day Market Price preceding the end of the month the wages are payable. Subject to a capital raise great than $5,000,000, the CEO shall be paid a monthly salary of $13,000 per month. As a signing bonus, the CEO was issued 500,000 stock options, exercisable for a period of 5 years from the date of issuance at an exercise price of $0.12 per share. On each of the anniversary of the agreement, the Company shall issue 100,000 fully vested RSUs, so long as the agreement remains in effect. If during the term of this Agreement the Company completes any cash financing of $5,000,000 the Company shall issue to Halleran 250,000 fully vested RSUs for each $5,000,000 raised.

On September 18, 2017, the Company entered into an agreement with David Thompson to act as CFO. Pursuant to the agreement, the Company shall issue 250,000 shares for payment of wages for the first three months of service, Thompson shall be paid a monthly salary of $4,000 in arrears with the option to convert wages payable to Park Place shares at the average of the 10 day Market Price preceding the end of the month the wages are payable. For the period following the month during which the $1,000,000 Capital Raise is completed, a monthly salary of $8,000 payable monthly in arrears with the option to convert wages payable to shares at the average of the 10-day Market Price preceding the end of the month the wages are payable. Subject to a capital raise great than $5,000,000, the CEO shall be paid a monthly salary of $10,000 per month. As a signing bonus, the CFO was issued 300,000 stock options, exercisable for a period of 5 years from the date of issuance at an exercise price of $0.12 per share. On each of the anniversary of the agreement, the Company shall issue 75,000 fully vested RSUs, so long as the agreement remains in effect. If during the term of this Agreement the Company completes any cash financing of $5,000,000 the Company shall issue to Thompson 200,000 fully vested RSUs for each $5,000,000 raised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2017 regarding the beneficial ownership of our common stock by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

●	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 50,281,482 shares of common stock outstanding as of December 31, 2017.

For the purposes of the information provided below, (i) shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2017, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of December 31, 2017
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	7,034,791	(2)	14.0
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	7,300,000	(2)	14.5
World Upstream Energy DMMC PO Box 76326, Dubai, UAE	4,000,000	(2)	7.7
Arthur Halleran PO Box 1476, 6189 Lind Lake Pit Rd, Fort St. James, BC, V0J 1P0	450,000	(2)	0.9
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	750,000	(2)	1.4
Named Executive Officers and Directors as a Group	3,650,000	(2)(3)	7.0

Notes

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31, 2017.

(2)	Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,200,000 warrants; Aura Oil Holdings Ltd. – 300,000 warrants; Cardero Holdings Ltd – 2,000,000 warrants; Century House Holdings Limited – 3,500,000 warrants; World Upstream Energy DMMC – 2,000,000 warrants; Scott C. Larsen – 500,000 warrants and 600,000 options; Arthur Halleran – 150,000 options; Ijaz Khan - 250,000 warrants and 150,000 options; David Thompson – 250,000 warrants and 150,000 options. Each warrant is exercisable into one share of the Company’s common stock for a period of 48 months from August 30, 2013 at a price of $0.20 per share.

(3)	Includes 600,000 options held by Larsen Energy Consulting Inc.

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

Director Independence

No directors are considered independent directors under SEC rules and as defined by Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Director Halleran and Thompson are not considered an independent director under those rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Saturna and Whitley Penn LLP (“Whitley Penn”) performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2017 and December 31, 2016:

Audit Fees

	2017	2016
Whitley Penn	$90,414	$30,179

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

Audit Related Fees

	2017	2016
Whitley Penn	None	None

Tax Fees

	2017	2016
Whitley Penn	$10,720	$6,975

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

	2017	2016
Whitley Penn	None	None

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our entire Board of Directors acts as our audit committee and has assumed responsibility for the pre-approval of audit and permitted non-audit services to be performed by our Company’s independent auditor. The audit committee will, on an annual basis, consider and, if appropriate, approve the provision of audit and non-audit services by the Company’s independent auditor. Thereafter, the audit committee will, as necessary, consider and, if appropriate, approve the provision of additional audit and non-audit services by the Company’s independent auditor that are not encompassed by the audit committee’s annual pre-approval and are not prohibited by law.

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

PARK PLACE ENERGY INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: August 10, 2018

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PARK PLACE ENERGY INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: August 10, 2018

By:	/s/ David Thompson
David Thompson
Chief Financial Officer
Date: August 10, 2018

By:	/s/ Arthur Halleran
Arthur Halleran
Director
Date: August 10, 2018

