Form 10-Q
period 2018-03-31
Park Place Energy Inc.
filed 2018-09-18
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 71,634,965 shares of common stock outstanding as of September 4, 2018.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$204,283	$130,476
Receivables	908,452	600,312
Prepaid expenses and deposits	177,367	316,694
Total current assets	1,290,102	1,047,482

Oil and gas properties, net	7,156,864	5,723,394
Property and equipment, net	92,431	97,777
Restricted cash	126,622	127,688
Note receivable	50,242	46,109
Total assets	$8,716,261	$7,042,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,576,745	$1,584,050
Loans payable	647,450	965,287
Total current liabilities	2,224,195	2,549,337
Asset retirement obligation	3,738,661	2,527,259
Total liabilities	5,962,856	5,076,596
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 68,463,904 and 58,243,904 shares, respectively.	686	582
Additional paid-in capital	24,053,424	22,905,377
Stock subscriptions and stock to be issued	20,000	80,400
Accumulated other comprehensive income (loss)	114,494	(135,469)
Accumulated deficit	(21,435,199)	(20,885,036)
Total stockholders’ equity	2,753,405	1,965,854
Total liabilities and stockholders’ equity	$8,716,261	$7,042,450

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue
Oil and gas sales	$964,022	$626,216
Cost and expenses
Production	711,621	554,742
Depletion	163,049	125,754
Depreciation	5,348	-
Accretion of asset retirement obligation	84,058	45,419
General and administrative	420,966	715,868
Total expenses	1,385,042	1,441,783
Loss before other income (expense)	(421,020)	(815,567)
Other income (expense)
Interest income	3,343	2,622
Interest expense	(22,183)	(22,503)
Loss on debt settlement	(102,500)	-
Gain on bargain purchase	-	15,695
Foreign exchange loss	(7,803)	(6,537)
Total other income (expense)	(129,143)	(10,723)
Net loss for the period	$(550,163)	$(826,290)

Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding	59,467,328	55,607,562
Other comprehensive income (loss)
Change in foreign currency translation adjustments	$249,963	$(5,960)
Comprehensive loss for the period	$(300,200)	$(832,250)

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss for the period	$(550,163)	$(826,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	284,884
Depletion	163,049	125,754
Depreciation	5,348	-
Accretion of asset retirement obligation	84,058	45,419
Loss on debt settlement	102,500	-
Interest from loans payable	22,183	-
Gain on bargain purchase	-	(15,695)
Changes in operating assets and liabilities:
Receivables	(334,478)	(16,382)
Prepaid expenses and deposits	39,646	(7,203)
Accounts payable and accrued liabilities	287,697	8,170
Net cash used in operating activities	(180,160)	(401,343)
Investing activities:
Issuance of note receivable	-	(636)
Purchase of Tiway, net of $500,000 deposit and $979,964 in acquired cash and restricted cash	-	(620,036)
Oil and gas properties expenditures	(309,515)	(67,235)
Net cash used in investing activities	(309,515)	(687,907)
Financing activities:
Proceeds from stock subscriptions received	675,000	106,000
Share issuance costs	(7,250)	-
Proceeds from loans payable	2,500	-
Repayments of loans payable	(92,520)	(100,000)
Net cash provided by financing activities	577,730	6,000
Effect of exchange rate changes on cash and restricted cash	(15,314)	(20,703)
Change in cash and restricted cash	72,741	(1,103,953)
Cash and restricted cash at beginning of period	258,164	1,550,937
Cash and restricted cash at end of period	$330,905	$446,984

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$-	$26,762
Restricted stock issued for oil and gas property expenditures	$67,500	$8,214
Stock issued for restricted stock units	$-	$8
Issuance of common stock for stock subscriptions	$80,400	$1,011,000
Loans payable converted to stock	$250,000	$-
Asset retirement cost addition	$1,127,344	$-

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements Park Place Energy Inc. (“Park Place”, “Company”, “we” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

The consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Park Place’s annual report on Form 10-K for the year ended December 31, 2017.

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

(c) Financial Instruments and Fair Value Measures

The carrying amounts reported in the consolidated balance sheets for cash, receivables, loans payable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

(d) Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2018 and March 31, 2017, the Company had 11,990,000 and 55,607,562 potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

(e) Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from Contracts with Customers

We recognize revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration we expect to receive in exchange for those products.

Performance Obligations and Significant Judgments

We sell oil and natural gas products in Turkey. We enter into contracts that generally include one type of distinct product in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas are typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. We recognize revenue at a point in time when control of the oil is transferred. For oil sales, control is typically transferred to the customer upon receipt at the wellhead or a contractually agreed upon delivery point. Under our natural gas contracts with processors, control transfers upon delivery at the wellhead or the inlet of the processing entity’s system. For our other natural gas contracts, control transfers upon delivery to the inlet or to a contractually agreed upon delivery point. In the cases where we sell to a processor, we have determined that we are the principal in the arrangement and the processors are our customers. We recognize the revenue in these contracts based on the net proceeds received from the processor.

Transfer of control drives the presentation of transportation and gathering costs within the accompanying unaudited consolidated statements of operations. Transportation and gathering costs incurred prior to control transfer are recorded within the transportation and gathering expense line item on the accompanying unaudited consolidated statements of operations, while transportation and gathering costs incurred subsequent to control transfer are recorded as a reduction to the related revenue.

A portion of our product sales are short-term in nature. For those contracts, we use the practical expedient in ASC 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606-10-50-14(a) which states we are not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to an unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required. We have no unsatisfied performance obligations at the end of each reporting period.

We do not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing with predictable differentials. Additionally, any variable consideration identified is not constrained.

(f) Statement of Cash Flows

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. Adopted retrospectively as of January 1, 2018 and have applied to all periods presented herein. The adoption of ASU 2016-18 did not have a material impact to our unaudited condensed consolidated financial statements. The effect of the adoption of ASU 2016-18 on our condensed consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the condensed consolidated statements of cash flows.

(g) Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current US GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

The Company has evaluated the impact of the above standards on their consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2016	$2,939,829	$-	$2,939,829
Expenditures	144,002	-	144,002
Acquisition	-	3,414,110	3,414,110
Depletion	-	(774,547)	(774,547)
December 31, 2017	$3,083,831	$2,639,563	$5,723,394
Expenditures	2,160	-	2,160
Depletion	-	(163,049)	(163,049)
Asset retirement cost addition	-	1,127,344	1,127,344
Addition	-	467,015	467,015
March 31, 2018	$3,085,991	$4,070,873	$7,156,864

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

Turkey

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 49% working interest in SASB. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1,100 to1,800 meters.

Park Place also owns a 19.6% interest in the Cendere field, a producing oil field located in Central Turkey, and a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

On February 20, 2018, the Company completed an asset purchase of an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field bringing the total interest to 49%. The purchase price for the additional interest was $309,515 inclusive of VAT and 1.5 million shares of our common stock, of which 1 million, fair valued at $90,000, were issued in 2017. A further 500,000 shares were issued during the three months ended March 31, 2018 and fair valued at $67,500 based on the closing price of the stock on the date of issuance. At the time of acquisition, the Company has estimated an asset retirement cost of $1,127,344 to bring the total acquisition cost to $1,594,359.

3. Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($629,800 USD at June 30, 2018), bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of March 31, 2018, the outstanding balance on the loan obligation was $50,242 (December 31, 2017: $46,109). The change in balance was due to changes in foreign currency translations.

4. Loans Payable

As at	March 31, 2018	December 31, 2017
Interest bearing loans	$620,450	$903,262
Non-interest-bearing loans	27,000	62,025
Total	$647,450	$965,287

Loans bearing interest, accrue at 10% per annum are all unsecured. All loans are due on demand. No interest has been inputted on the non-interest-bearing loans as it would be immaterial to the financial statements.

5. Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date. The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. Our ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The Company estimated an ARO for the addition of 12.25% of the South Akcakoca Sub Basin as disclosed in Note 2. For the current period addition, the Company used 2.5% as inflation rate and used a risk-free rate of 10% to present value the obligation.

The following is a description of the Company’s asset retirement obligations:

	March 31, 2018	December 31, 2017

Asset retirement obligations at beginning of period	$2,527,259	$—
Additions	1,127,344	2,302,500
Accretion expense	84,058	224,759
Asset retirement obligations at end of period	$3,738,661	$2,527,259

6. Common Stock

During the period, the Company closed several private placements with the issuance of 6,550,000 shares of common stock, at $0.10 per share for gross proceeds of $655,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,275,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The Company received a further $20,000 in subscriptions, which were closed subsequent to period end and issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

On a private placement, a broker fee of $7,250 was paid and offset against paid up capital.

On January 30, 2018, the Company issued 500,000 shares of the company’s common stock as partial consideration of an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field. The common shares were fair valued at $67,500 based on the closing price of the stock on the date of issuance.

On March 5, 2018 the Company settled note payables of $250,000 for 2,500,000. The market price of the stock on the date of settlement was $0.141 and loss of $102,500 was recorded.

7. Stock Options

The following table summarizes the continuity of the Company’s stock options:

Outstanding, December 31, 2017	3,315,000
Granted	-
Exercised	-
Expired	(100,000)
Outstanding, March 31, 2018	3,215,000

As of March 31, 2018, all stock options have fully vested. The weighted average remaining life of the stock options are 2.83 years (December 31, 2017: 2.99). The weighted average exercise price at the period ended March 31, 2018 is $0.14 (December 31, 2017: $0.14). The aggregate intrinsic value of the stock options at March 31, 2018 is $7,150 (December 31, 2017: $103,050).

There was no compensation expense related to stock options recognized during the three months ended March 31, 2018 and $23,787 recorded for the comparative three months ended March 31, 2017. At March 31, 2018, the Company has no unrecognized compensation expense related to stock options.

There was no restricted stock expense for the three months ended March 31, 2018. For the three months ended March 31, 2017 restricted stock expense recorded as stock-based compensation was $3,294.

8. Warrants

During the period, the Company closed several private placements with the issuance of 6,550,000 shares of common stock. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,275,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The fair values for warrants issued have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2018
Risk-free interest rate	2.17%
Expected life (in years)	2.0
Expected volatility	216%
Weighted average fair value per share	$0.26

The fair value of the warrants issued was $414,983. The fair value is allocated to additional paid-in capital.

The following table summarizes the share purchase warrants:

Outstanding, December 31, 2017	10,895,000
Expired	(5,395,000)
Issued	3,275,000
Outstanding, March 31, 2018	8,775,000

The weighted average remaining life of the warrants are 0.95 years (December 31, 2017: 0.35). The weighted average exercise price at the period ended March 31, 2018 is $0.30 (December 31, 2017: $0.35).

9. Segment Information

During 2018 and 2017, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operated a few segments, a head office in Canada, an oil and gas operations in Turkey and its oil and gas properties are located in Bulgaria.

For the period ended March 31, 2018

	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$964,022	$964,022

Cost and expenses
Production	-	-	711,621	711,621
Depletion	-	-	163,049	163,049
Depreciation	-	-	5,348	5,348
Accretion of asset retirement obligation	-	-	84,058	84,058
General and administrative	(150)	178,344	242,772	420,966
Total (recovery) expenses	$(150)	$178,344	$1,206,848	$1,385,042

Income (loss) before other income (expenses)	$150	$(178,344)	$(242,826)	$(421,020)
Other income (expenses)
Interest income	-	-	3,343	3,343
Interest expense	-	(22,183)	-	(22,183)
Foreign exchange gain (loss)	-	2,455	(10,258)	(7,803)
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(122,228)	$(6,915)	$(129,143)

Net Income (loss)	$150	$(300,572)	$(249,741)	$(550,163)

Long Lived Assets	$-	$-	$4,163,304	$4,163,304

10. Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31,
	2018	2017
Benefit at statutory rate	$(115,534)	$(194,283)
Permanent differences and other:	-	154
Valuation allowance change	115,534	194,129
Income tax provision	$–	$–

11. Related party transactions

At March 31, 2018, $116,126 (December 31, 2017: $132,249) of accounts payable were to related parties. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

12. Supplementary cash flow

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash	$204,283	$314,900
Restricted cash	126,622	132,084
Total cash and restricted cash shown in the statement of cash flows	$330,905	$446,984

The restricted cash is related to the drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different licenses which is submitted to GDPA on annual basis.

13. Subsequent events

On April 9, 2018, the Company closed a private placement with the issuance of 100,000 units at $0.10 per unit for gross proceeds of $10,000. Proceeds were received during the quarter ended March 31, 2018.

On May 21, 2018, the Company closed a private placement with the issuance of 100,000 units at $0.10 per unit for gross proceeds of $10,000.

July 2, 2018, the Company closed a private placement with the issuance of 2,000,000 units at $0.10 per unit for gross proceeds of $200,000. $10,000 of the proceeds were received during the quarter ended March 31, 2018.

On August 20, 2018, the Company closed a private placement with the issuance of 650,000 units at $0.10 per unit for gross proceeds of $65,000.

On August 21, 2018, the Company closed a private placement with the issuance of 321,061 units at $0.10 per unit for gross proceeds of $32,106.

Each unit was comprised of one common stock and ½ of one share purchase warrant attached, resulting in the issuance of 1,585,531 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Executive Summary

●	Results of Operations

●	Liquidity and Capital Resources

●	Forward-Looking Information

Our MD&A should be read in conjunction with our unaudited financial statements of Park Place Energy Inc. (“Park Place”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 on February 8, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. On December 31st 2017, net gas production to the Company was around 563 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside.

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

Bulgaria

The Company entered into an exploration license over a 98,000 acre block in northeast Bulgaria in 2014. The overall five year and our first year work programs was approved by the Ministry of Environment (“MEW”), however, the MEW approval was appealed in an administrative proceeding. The administrative court remanded the matter to MEW in May 2017 for a determination by the MEW as to whether an ecological evaluation of the license area should be required. This matter was determined 2017 and we are in the progress of obtaining an environmental report which will cost an estimated $100,000. Upon the licence becoming effective our exploration program will commence in 2019 for a term of five (5) years.

We are required to post a bond (105,000 Euros) upon the 5 year license term commencement. The license period may be extended for up to 5 additional years and may then be converted into an exploitation concession, which can last for up to 35 years. The Company’s initial 5 year commitment involves geological and geophysical exploration activities for the first 3 years followed by drilling at least 10,000 meters (approximately 32,800 feet) of new wellbore in years 4 and 5.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended March 31, 2018 and 2017, which are included herein. During the period ended March 31, 2018, all increases in revenue, expenses and other income (expenses) are due to the acquisition of Tiway unless otherwise noted below.

Revenue

Revenue increased from $626,216 to $964,022 for the three month ended March 31, 2018. Revenue increased due the acquisition of additional 12.25% working interest and the increase oil prices per barrel.

Expenses

Our general and administrative expenses for the three months ended March 31, 2018 decreased by $294,902 to $420,966 as compared to $715,868 for the three months ended March 31, 2017. The decrease is due to the revaluation expense of warrants by approximately $279,000 in 2017. Decreases in general and administrative costs were offset by increases in production costs due to the increase in production associated with the working interest increase. Accretion of asset retirement costs increased by $38,639 due to the increase in the cost base added to the asset retirement obligation.

Other Income (Expenses)

For the three months ended March 31, 2018, other expenses increased to $129,144 compared to $10,273 for the same period in 2017. This increase was due to a $102,500 loss on debt settlement recorded in the current period.

Loss

The decrease in net losses was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2018	December 31, 2017
	(Unaudited)
Cash	$204,283	$130,476
Working deficiency	(934,093)	(1,501,855)
Total assets	8,716,261	7,042,450
Total liabilities	5,962,856	5,076,596
Stockholders’ equity	2,753,405	1,965,854

Cash Used in Operating Activities

We used cash of $180,160 from operating activities for the three months ended March 31, 2018 compared to $401,343 for the three months ended March 31, 2017. The loss of $550,163 was offset by $354,952 in non-cash expenses for the three months ended March 31, 2018. The operating cash loss accounted for the cash used during the period. Receivables increased due to the additional output associated the increase in working interest and the increased revenue.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $309,515 compared to $687,907 in the comparative period. In 2017, the oil fields were purchased in the first quarter and in the first quarter of 2018, the Company added a further interest to the SASB field.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the three months ended March 31, 2018, we received net cash of $675,000 for stock subscriptions while repaying $92,520 in loans payable. In the comparative period, only $106,000 was raised and was used to pay down notes payable of $100,000.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $1.2 million to pursue our plan of operations over the next 12 months. We plan to spend approximately $350,000 on capital expenditures for ongoing redevelopment operations on the Turkish properties primarily for engineering and reports based on reprocessing of data. We also plan to improve our working capital deficit by paying off accounts payable. The operations in Turkey are self-sustaining and will generate net cash flow sufficient to fund in-country general and administrative expenses as well as a portion of our head office overhead. We will require approximately $250,000 for general and administrative expenses.

To reduce our current outstanding trade payables and indebtedness will require approximately $1.2 million; however, we may be able to negotiate terms that will require a lesser amount.

Our current plan of operations in the period 12 months from now contemplates reprocessing of data. Subject to the outcome of reprocessing, our plan for 12- 24 months is the drilling of up to four (4) new wells at SASB. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 million in capital expenditures to enable us to conduct such operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings and we are unaware of any pending proceedings.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company. See risk factors described in Item 1A of the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2018, the Company closed a private placement with the issuance of 321,061 units at $0.10 per unit for gross proceeds of $32,106.

On August 20, 2018, the Company closed a private placement with the issuance of 650,000 units at $0.10 per unit for gross proceeds of $65,000.

Each unit was comprised of one common stock and ½ of one share purchase warrant attached, resulting in the issuance of 485,531 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2018 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: September 18, 2018

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: September 18, 2018

