Form 10-Q
period 2018-06-30
Park Place Energy Inc.
filed 2018-10-09
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

778-819-8503

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 71,634, 965 shares of common stock outstanding as of September 4, 2018.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$231,451	$130,476
Receivables	1,114,301	600,312
Prepaid expenses and deposits	115,085	316,694
Total current assets	1,460,837	1,047,482

Oil and gas properties, net	6,962,825	5,723,394
Property and equipment, net	158,540	97,777
Restricted cash	122,823	127,688
Note receivable	47,665	46,109
Total assets	$8,752,690	$7,042,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,453,380	$1,584,050
Loans payable	630,826	965,287
Total current liabilities	2,084,206	2,549,337
Asset retirement obligation	3,832,128	2,527,259
Total liabilities	5,916,334	5,076,596
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 68,663,904 and 58,243,904 shares, respectively.	688	582
Additional paid-in capital	24,073,422	22,905,377
Stock subscriptions and stock to be issued	210,000	80,400
Accumulated other comprehensive income (loss)	26,386	(135,469)
Accumulated deficit	(21,474,140)	(20,885,036)
Total stockholders’ equity	2,836,356	1,965,854
Total liabilities and stockholders’ equity	$8,752,690	$7,042,450

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue
Oil and gas sales	$1,125,553	$1,046,423	$2,089,575	$1,672,639
Cost and expenses
Production	729,273	1,034,496	1,440,894	1,589,238
Depletion	190,345	143,376	353,394	269,130
Depreciation	9,891	-	15,239	-
Accretion of asset retirement obligation	93,467	57,562	177,525	102,981
General and administrative	442,720	638,977	863,686	1,354,845
Total expenses	1,465,696	1,874,411	2,850,738	3,316,194
Loss before other income (expenses)	(340,143)	(827,988)	(761,163)	(1,643,555)
Other income (expenses)
Interest expense	(14,915)	(20,780)	(37,098)	(40,661)
Late filing penalty, taxes	-	-	-	(9,934)
Interest income	2,239	-	5,582	-
Foreign exchange loss	(18,361)	(1,336)	(26,164)	(7,873)
Other income	332,239	-	332,239	-
Loss on debt settlement	-	-	(102,500)	-
Gain on bargain purchase option	-	-	-	15,695
Total other income (expenses)	301,202	(22,116)	172,059	(42,773)
Net loss for the period	$(38,941)	$(850,104)	$(589,104)	$(1,686,328)

Loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Weighted average number of shares outstanding	68,599,459	55,607,562	62,048,754	55,927,491

Other comprehensive income (loss)
Change in foreign currency translation adjustments	(88,108)	-	161,855	(5,960)
Other comprehensive loss	$(127,049)	$(850,104)	$(427,249)	$(1,692,288)

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss for the period	$(589,104)	$(1,686,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	310,046
Depletion	353,394	269,130
Depreciation	15,239	-
Accretion of asset retirement obligation	177,525	102,981
Loss on debt settlement	102,500	-
Interest from loans payable	37,098	-
Gain on bargain purchase	-	(15,695)
Changes in operating assets and liabilities:
Receivables	(398,803)	(271,049)
Prepaid expenses and deposits	73,177	142,801
Accounts payable and accrued liabilities	13,766	899,135
Net cash used in operating activities	(215,208)	(248,979)
Investing activities:
Purchase of Tiway, net of $500,000 deposit and $855,014 in acquired cash and restricted cash	-	(855,014)
Property and equipment additions	(75,990)	-
Oil and gas properties expenditures	(309,515)	-
Net cash used in investing activities	(385,505)	(855,014)
Financing activities:
Proceeds from stock subscriptions received	885,000	106,000
Share issuance costs	(7,250)	-
Proceeds from loans payable	2,500	-
Repayments of loans payable	(124,058)	(100,000)
Net cash provided by financing activities	756,192	6,000
Effect of exchange rate changes on cash and restricted cash	(59,369)	(5,960)
Change in cash and restricted cash	96,110	(1,103,953)
Cash and restricted cash at beginning of period	258,164	1,550,937
Cash and restricted cash at end of period	$354,274	$446,984

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$-	$26,762
Restricted stock issued for oil and gas property expenditures	$67,500	$16,428
Stock issued for restricted stock units	$-	$8
Issuance of common stock for stock subscriptions	$80,400	$1,011,000
Loans payable converted to stock	$250,000	$-
Asset retirement cost addition	$1,127,344	$-
Deposit applied to oil and gas properties expenditures	$90,000	$-

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements Park Place Energy Inc. (“Park Place”, “Company”, “we” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

(d) Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2018 and December 31, 2017, the Company had 12,090,000 and 14,210,000 potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

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

2.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2016	$2,939,829	$-	$2,939,829
Expenditures	144,002	-	144,002
Acquisition	-	3,414,110	3,414,110
Depletion	-	(774,547)	(774,547)
December 31, 2017	$3,083,831	$2,639,563	$5,723,394
Foreign currency translation change	(1,534)	-	(1,534)
Depletion	-	(353,394)	(353,394)
Asset retirement cost addition	-	1,127,344	1,127,344
Addition	-	467,015	467,015
June 30, 2018	$3,082,297	$3,880,528	$6,962,825

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

Turkey

Cendere oil field

The primary asset of the PPE Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API.

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company. During August 2018, the Company’s average net oil was 135 bopd at 96% water cut.

At December 31, 2016, the gross oil production rate for the producing wells in Cendre was 675 MMbbls; the average daily 2017 gross production rate for the field was 715 bbls. At the end of June 2018, oil is currently sold at a price of approximately US$ 71 per barrel for a netback per barrel of approximately US$38.

At December 31, 2017, the Cendere field was producing 669 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2017 net to the PPE Turkey CompaniesAfter the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. To date approximately 20.1 MMbbls of oil have been produced from the Cendere Field.

A description of the Cendere Field geological and reservoir characteristics is as follows. The reservoirs are located in the South East Anatolian Basin and within the Middle Cretaceous period. The carbonated Derdere Formation is the main reservoir in Cendere Field and has dolomitization and fracturing, which enhance its production characteristics. There are also four additional oil reservoirs contained within Cendere Field. The Cendere Field is covered by 54 km2 of 3D seismic that was acquired in 2004.

The field was developed using a collection of dispersed oil wells from which production is collected and exported to the Cendere gathering station. The produced oil is exported to the TPAO Karakus processing facility which then is transported onwards to the BOTAS-operated oil pipeline. There are 20 well pads which currently house 16 producing wells spread over an area of approximately 15 square kilometers. A field gathering station, located to the southwest of the Cendere Field collects the oil and produced water from a collection of flowlines and manifolds.

The oil produced from the Centere Field is exported from Karakus via a TPAO operated oil pipeline to the town of Saril, where the export oil pipeline ties into the BOTAS operated pipeline to the Ceyhan region. The oil is sold at market prices (less a processing and transportation fee) to Tupras in Ceyhan.

The South Akcakoca Sub-Basin (“SASB”).

The Company owns offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 49% working interest in SASB, 12.5% which was obtained during January 2018. The additional interest was acquired with cash of $309,515, 1,000,000 shares issued on November 22, 2017 fair valued at $90,000 and a further share issuance of 500,000 shares on January 30, 2018 fair valued at $67,500 for total consideration of $467,015. During the year ending December 31, 2017, the Company owned a 37.5% interest. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1,100 to1,800 meters.

Bakuk gas field

Park Place also owns a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

3.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($597,500 USD at June 30, 2018) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of June 30, 2018, the outstanding balance on the loan obligation was $47,655 (December 31, 2017: $46,109). The change in balance was due to changes in foreign currency translations.

4.	Loans Payable

As at	June 30, 2018	December 31, 2017
Interest bearing loans	$603,826	$903,262
Non-interest-bearing loans	27,000	62,025
Total	$630,826	$965,287

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

The following is a description of the Company’s asset retirement obligations:

	June 30, 2018	December 31, 2017

Asset retirement obligations at beginning of period	$2,527,259	$-
Additions	1,127,344	2,302,500
Accretion expense	177,525	224,759
Asset retirement obligations at end of period	$3,832,128	$2,527,259

6.	Common Stock

During the six months ending June 30, 2018, the Company closed several private placements with the issuance of 6,750,000 shares of common stock, at $0.10 per share for gross proceeds of $675,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,375,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The Company received a further $210,000 in subscriptions, which were closed subsequent to period end.

During the six months ended, the Company issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

On a private placement, a broker fee of $7,250 was paid and offset against paid up capital.

On February 21, 2018, the Company issued 500,000 shares of the company’s common stock as partial consideration of an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field. The common shares were fair valued at $67,500 based on the closing price of the stock on the date of issuance.

On March 5, 2018 the Company settled note payables of $250,000 for 2,500,000. The market price of the stock on the date of settlement was $0.141 and loss of $102,500 was recorded.

7.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

Outstanding, December 31, 2017	3,315,000
Granted	-
Exercised	-
Expired	(100,000)
Outstanding, June 30, 2018	3,215,000

As at June 30, 2018, all stock options have fully vested. The weighted average remaining life of the stock options are 2.58 years (December 31, 2017: 2.99). The weighted average exercise price at the period ended June 30, 2018 is $0.14 (December 31, 2017: $0.14). The aggregate intrinsic value of the stock options at June 30, 2018 is $48,600 (December 31, 2017: $103,050).

There was no compensation expense related to stock options recognized during the six months ended June 30, 2018 and $23,787 recorded for the comparative six months ended June 30, 2017. At June 30, 2018, the Company has no unrecognized compensation expense related to stock options and for the six months ended June 30, 2017 the Company had $277,874 in unrecognized compensation expense related to stock options. There was no restricted stock expense for the six months ended June 30, 2018 and June 30, 2017.

8.	Warrants

During the period, the Company closed several private placements with the issuance of 6,550,000 shares of common stock. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,375,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The fair values for warrants issued have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2018
Risk-free interest rate	2.17-2.58%
Expected life (in years)	2.0
Expected volatility	216-227%
Weighted average fair value per share	$0.26

The fair value of the warrants issued was $426,081. The fair value is allocated to additional paid-in capital.

The following table summarizes the share purchase warrants:

Outstanding, December 31, 2017	10,895,000
Expired	(5,395,000)
Issued	3,375,000
Outstanding, June 30, 2018	8,875,000

The weighted average remaining life of the warrants are 0.71 years (December 31, 2017: 0.35). The weighted average exercise price at the period ended June 30, 2018 is $0.30 (December 31, 2017: $0.35).

9.	Segment Information

During 2018 and 2017, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States, Canada and a satellite office in Sofia, Bulgaria. The Company’s primary operations are the oil and gas operations in Turkey. Additionally, the Company has a petroleum exploration license in Bulgaria.

For the period ended June 30, 2018	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$2,089,575	$2,089,575

Cost and expenses
Production	-	-	1,440,894	1,440,894
Depletion	-	-	353,394	353,394
Depreciation	-	-	15,239	15,239
Accretion of asset retirement obligation	-	-	177,525	177,525
General and administrative	1,115	327,745	534,826	863,686
Total expenses	$1,115	$327,745	$2,521,878	$2,850,738

Loss before other income (expenses)	$(1,115)	$(327,745)	$(432,303)	$(761,163)
Other income (expenses)
Interest income	-	-	5,582	5,582
Interest expense	-	(37,098)	-	(37,098)
Foreign exchange gain (loss)	-	4,082	(30,246)	(26,164)
Other income	-	-	332,239	332,239
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(135,516)	$307,575	$172,059

Net Income (loss)	$(1,115)	$(463,261)	$(124,728)	$(589,104)

Long Lived Assets	$-	$-	$4,039,068	$4,039,068

10.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six months Ended June 30,
	2018	2017
Benefit at statutory rate	$(123,712)	$(194,283)
Permanent differences and other:	-	154
Valuation allowance change	123,712	194,129
Income tax provision	$-	$-

11.	Related party transactions

At June 30, 2018, $105,722 (December 31, 2017: $132,249) of accounts payable were to related parties. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

12.	Supplementary cash flow

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Six Months Ended June 30,
	2018	2017
Cash	$231,451	$314,900
Restricted cash	122,823	132,084
Total cash and restricted cash shown in the statement of cash flows	$354,274	$446,984

The restricted cash is related to the drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different licenses which is submitted to GDPA on annual basis.

13.	Other income

The Company received $332,239 in other income from the government. This amount relates to the settlement of a legal and tax dispute with General Directorate of Petroleum Affairs (GDPA) relating to a taxation liability that the Company was assessed for training costs commencing 2008. The Company disputed the assessment, but was previously unsuccessful in its application. In 2018, the Company was successful in negotiating a non-legal settlement, overturning the training cost obligation.

The “training obligation” was imposed by GDPA in relation to SASB Project pursuant to former Turkish Petroleum Law no. 6326. Because of the 2008 assessment, the Company was forced to follow the amounts and percentages set in 2008. The Law states that petroleum right holders in Turkey are obliged to train Turkish citizens against each foreign citizen recruited in petroleum activities. This obligation is determined by taking 25% of the total number of the days the foreigners worked for the petroleum activity.

14.	Subsequent events

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

On October 1, 2018 the Company entered into an agreement to grant to a consultant of the Company a 2% (two percent) gross overriding royalty on petroleum substances produced from certain of its exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advice services.

On October 1, 2018 the Company entered into an agreement to grant to the CEO of the Company a .5% (one half of one percent) gross overriding royalty on petroleum substances produced from certain of its exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advice services.

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

The primary asset of the PPE Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API.

After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. To date approximately 20.1 MMbbls of oil have been produced from the Cendere Field. During August 2018, the Company’s average net oil was 135 bopd at 96% water cut.

A description of the Cendere Field geological and reservoir characteristics is as follows. The reservoirs are located in the South East Anatolian Basin and within the Middle Cretaceous period. The carbonated Derdere Formation is the main reservoir in Cendere Field and has dolomitization and fracturing, which enhance its production characteristics. There are also four additional oil reservoirs contained within Cendere Field.

The Cendere Field is covered by 54 km2 of 3D seismic that was acquired in 2004.

The field was developed using a collection of dispersed oil wells from which production is collected and exported to the Cendere gathering station. The produced oil is exported to the TPAO Karakus processing facility which then is transported onwards to the BOTAS-operated oil pipeline.

There are 20 well pads which currently house 16 producing wells spread over an area of approximately 15 square kilometers. A field gathering station, located to the southwest of the Cendere Field collects the oil and produced water from a collection of flowlines and manifolds.

The oil produced from the Centere Field is exported from Karakus via a TPAO operated oil pipeline to the town of Saril, where the export oil pipeline ties into the BOTAS operated pipeline to the Ceyhan region. The oil is sold at market prices (less a processing and transportation fee) to Tupras in Ceyhan.

The Company owns offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company owns a 19.6% interest in the Cendere oil field license. The Company now owns a 49% working interest in SASB, 12.5% which was obtained after year-end. During the year ending December 31, 2017, the Company owned a 37.5% interest.

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2018 and 2017, which are included herein. During the period ended June 30, 2018, all increases in revenue, expenses and other income (expenses) are due to the acquisition of Tiway unless otherwise noted below.

Revenue

Revenue increased from $1,672,639 to $2,089,575 for the six months ended June 30, 2018. Revenue increased due to additional production relating to the acquisition of additional 12.25% working interest in a producing gas property, increase oil prices per barrel, as well as recovery of certain operating expenses expensed in a previous quarter which were booked to revenue when recovered.

For the three months ended June 30, 2018, revenue increased year over year $79,130 from $1,046,423 to $1,125,553. Production increases in natural gas production were offset by a decline in net sale prices caused by a devaluation of the Turkish Lira compared to the US dollar.

Expenses

Our general and administrative expenses for the six months ended June 30, 2018 decreased by $491,159 to $863,686 as compared to $1,354,845 for the six months ended June 30, 2017. The decrease is due to a number of reasons. The revaluation expense of warrants by approximately $279,000 occurred in 2017. The Tiway Companies acquisition occurred during 2017 which caused an increase in general and administrative expenses. A devaluation of the Turkish Lira compared to the US dollar by approximately 25% caused a decrease in general and expenses incurred in Turkey.

Decreases in general and administrative costs were offset by increases in production costs due to the increase in production associated with the working interest increase. Accretion of asset retirement costs increased by $74,544 compared to $102,981 for the six months ended June 30, 2017 due to the increase in the cost base added to the asset retirement obligation from the Foinovan interest acquisition.

For the three months ended June 30, 2018, general and administrative expenses decreased $196,257 from $638,977 to $442,720. This decrease was due to a number of factors. General and administrative expenses in Turkey decreased due to a devaluation of the Turkish Lira compared to the US dollar by approximately 25%. Head office general and administrative expenses decreased due to cost cutting. Accretion of asset retirement obligation increased by $35,905 to $93,467 due to the addition of the Foinovan interest. Depletion also increased by $46,969 because of the interest addition. Production costs decreased by $251,933, from $1,034,496 to $782,563 due to an approximately 25% devaluation of the Turkish Lira compared to the US dollar.

Other Income (Expenses)

For the six months ended June 30, 2018, other income (expenses) increased to income of $172,059 compared to total expenses $42,773 for the same period in 2017. In June of 2018, the Turkey operations had a one-time cost recovery of $332,239 for training costs, which was offset by a loss on debt settlement of $102,500.

For the three months ended June 30, 2018, the Company had other income of $301,202 comparative to total expenses of $22,116 in the comparative period. The increase to income was due to the cost recovery of training costs in the Turkey operations.

Loss

The increase in net losses was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2018	December 31, 2017
	(Unaudited)
Cash	$231,451	$130,476
Working deficiency	(623,369)	(1,501,855)
Total assets	8,752,690	7,042,450
Total liabilities	5,916,334	5,076,596
Stockholders’ equity	2,836,356	1,965,854

Cash Used in Operating Activities

We used cash of $435,065 from operating activities for the six months ended June 30, 2018 compared to $483,321 for the six months ended June 30, 2017. The loss of $589,104 was offset by $685,756 in non-cash expenses for the six months ended June 30, 2018. An increase of $618,600 to receivables from the additional output associated with the increase in working interest and the increased revenue pushed operating outflows to $435,065.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $385,505 compared to $620,960 in the comparative period. In 2017, the oil fields were purchased in the first quarter and in the first quarter of 2018, the Company added a further interest to the SASB field for cash outlays of $309,515. The Turkey operations added $75,990 in assets to support the head office.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the six months ended June 30, 2018, we received net cash of $877,750 for stock subscriptions while repaying $124,058 in loans payable. In the comparative period, only $106,000 was raised and was used to pay down notes payable of $100,000.

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

Off-Balance Sheet Arrangements

On October 1, 2018 the Company entered into an agreement to grant to a consultant of the Company a 2% (two percent) gross overriding royalty on petroleum substances produced from certain of its exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advice services.

On October 1, 2018 the Company entered into an agreement to grant to the CEO of the Company a .5% (one half of one percent) gross overriding royalty on petroleum substances produced from certain of its exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advice services.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Consolidated Financial Statements and related Condensed Notes for the quarter ended June 30, 2018 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: October 9, 2018

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: October 9, 2018

