Form 10-Q
period 2018-09-30
Park Place Energy Inc.
filed 2018-11-15
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 83,160,965 shares of common stock outstanding as of November 15, 2018.

PARK PLACE ENERGY INC.

Form 10-Q

PART I

Item 1. Financial Statements

PARK PLACE ENERGY INC.

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash	$192,253	$130,476
Receivables	1,159,023	600,312
Prepaid expenses and deposits	49,681	316,694
Total current assets	1,400,957	1,047,482

Oil and gas properties, net	6,795,622	5,723,394
Property and equipment, net	109,588	97,777

Restricted cash	99,408	127,688
Note receivable	47,322	46,109
Total assets	$8,452,897	$7,042,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,517,885	$1,584,050
Loans payable	618,714	965,287
Total current liabilities	2,136,599	2,549,337
Asset retirement obligation	3,927,931	2,527,259
Total liabilities	6,064,530	5,076,596
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001 Issued and outstanding: 71,684,965 and 58,243,904 shares, respectively.	717	582
Additional paid-in capital	24,375,499	22,905,377
Stock subscriptions and stock to be issued	145,802	80,400
Accumulated other comprehensive loss	(303,344)	(135,469)
Accumulated deficit	(21,830,307)	(20,885,036)
Total stockholders’ equity	2,388,367	1,965,854
Total liabilities and stockholders’ equity	$8,452,897	$7,042,450

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Oil and gas sales	$1,272,092	$1,003,640	$3,361,667	$2,676,279
Cost and expenses
Production	729,352	734,046	2,170,246	2,345,931
Depletion	180,987	237,122	534,381	483,605
Depreciation	5,550	-	20,789	-
Accretion of asset retirement obligation	95,803	60,137	273,328	163,118
General and administrative	687,505	403,415	1,551,191	1,758,259
Total expenses	1,699,197	1,434,720	4,549,935	4,750,913
Loss before other income (expenses)	(427,105)	(431,080)	(1,188,268)	(2,074,634)
Other income (expenses)
Interest expense	(14,193)	(20,335)	(51,291)	(60,995)
Late filing penalty, taxes	-	(1,833)	-	(11,767)
Interest income	3,879	-	9,461	-
Foreign exchange gain (loss)	92,874	(14,399)	66,710	(22,272)
Other income (expense)	(11,622)	15,495	320,617	15,495
Loss on debt settlement	-	-	(102,500)	-
Gain on bargain purchase option	-	-	-	15,695
Total other income (expenses)	70,938	(21,072)	242,997	(63,844)
Net loss for the period	$(356,167)	$(452,152)	$(945,271)	$(2,138,478)

Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of shares outstanding	71,125,487	56,228,108	67,653,988	56,034,121

Other comprehensive income (loss)
Change in foreign currency translation adjustments	(329,730)	19,058	(167,875)	13,098
Other comprehensive loss	$(685,897)	$(433,094)	$(1,113,146)	$(2,125,380)

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss for the period	$(945,271)	$(2,138,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	310,046
Depletion	534,381	483,605
Depreciation	20,789	-
Accretion of asset retirement obligation	273,328	163,118
Loss on debt settlement	102,500	-
Interest from loans payable	51,291	-
Gain on bargain purchase	-	(15,695)
Changes in operating assets and liabilities:
Receivables	(781,182)	(16,545)
Prepaid expenses and deposits	95,336	409,500
Accounts payable and accrued liabilities	240,784	314,312
Net cash used in operating activities	(408,044)	(490,137)
Investing activities:
Purchase of Tiway, net of $500,000 deposit and $855,014 in acquired cash and restricted cash	-	(855,014)
Property and equipment additions	(75,984)	-
Oil and gas properties expenditures	(323,791)	-
Net cash used in investing activities	(399,775)	(855,014)
Financing activities:
Proceeds from stock subscriptions received	1,122,908	106,000
Share issuance costs	(7,250)	-
Proceeds from loans payable	13,694	132,153
Repayments of loans payable	(161,558)	(100,000)
Net cash provided by financing activities	967,794	138,153
Effect of exchange rate changes on cash and restricted cash	(126,478)	8,137
Change in cash and restricted cash	33,497	(1,198,861)
Cash and restricted cash at beginning of period	258,164	1,550,937
Cash and restricted cash at end of period	$291,661	$352,076

Non-cash investing and financing activities:
Oil and gas expenditures included in accounts payable	$-	$26,762
Restricted stock issued for oil and gas property expenditures	$67,500	$16,428
Stock issued for restricted stock units	$-	$8
Issuance of common stock for stock subscriptions	$80,400	$1,011,000
Loans payable converted to stock	$250,000	$-
Asset retirement cost addition	$1,127,344	$-
Deposit applied to oil and gas properties expenditures	$90,000	$-

See accompanying condensed notes to these interim consolidated financial statements.

PARK PLACE ENERGY INC.

Notes to the Consolidated Financial Statements

(unaudited)

1.	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited consolidated financial statements Park Place Energy Inc. (“Park Place”, “Company”, “we” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

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

(d) Loss Per Share

The Company computes loss per share of Company stock in accordance with ASC 260 (“Earnings per Share”), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2018 and September 30, 2017, the Company had 7,275,531 and 20,834,375potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

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

2.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2016	$2,939,829	$-	$2,939,829
Expenditures	144,002	-	144,002
Acquisition	-	3,414,110	3,414,110
Depletion	-	(774,547)	(774,547)
December 31, 2017	$3,083,831	$2,639,563	$5,723,394
Foreign currency translation change	(2,026)	-	(2,026)
Expenditures	14,276	-	14,276
Depletion	-	(534,381)	(534,381)
Asset retirement cost addition	-	1,127,344	1,127,344
Asset purchase	-	467,015	467,015
September 30, 2018	$3,096,081	$3,880,528	$6,795,622

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

At December 31, 2016, the gross oil production rate for the producing wells in Cendre was 675 MMbbls; the average daily 2017 gross production rate for the field was 715 bbls. At the end of September 2018, oil is currently sold at a price of approximately US$ 75.20 per barrel for a netback per barrel of approximately US$37.86.

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

The South Akcakoca Sub-Basin (“SASB”).

The Company owns offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 49% working interest in SASB, 12.25% which was obtained during January 2018. The additional interest was acquired with cash of $309,515, 1,000,000 shares issued on November 22, 2017 fair valued at $90,000 and a further share issuance of 500,000 shares on January 30, 2018 fair valued at $67,500 for total consideration of $467,015. During the year ending December 31, 2017, the Company owned a 36.75% interest. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1,100 to1,800 meters.

Bakuk gas field

Park Place also owns a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

3.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($593,193 USD at September 30, 2018) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of September 30, 2018, the outstanding balance on the loan obligation was $47,322 (December 31, 2017: $46,109). The change in balance was due to changes in foreign currency translations.

4.	Loans Payable

As of	September 30, 2018	December 31, 2017
Interest bearing loans	$591,714	$903,262
Non-interest-bearing loans	27,000	62,025
Total	$618,714	$965,287

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

The following is a description of the Company’s asset retirement obligations:

	September 30, 2018	December 31, 2017

Asset retirement obligations at beginning of period	$2,527,259	$-
Additions	1,127,344	2,302,500
Accretion expense	273,328	224,759
Asset retirement obligations at end of period	$3,927,931	$2,527,259

6.	Common Stock

During the nine months ending September 30, 2018, the Company closed several private placements with the issuance of 9,771,061 shares of common stock, at $0.10 per share for gross proceeds of $977,106. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 4,885,531 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The Company received a further $145,802 in subscriptions, which were closed and issued subsequent to period end.

During the nine months ended, the Company issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

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

7.	Stock Options

The following table summarizes the continuity of the Company’s stock options:

Outstanding, December 31, 2017	3,315,000
Granted	-
Exercised	-
Expired	(1,200,000)
Outstanding, September 30, 2018	2,115,000

As of September 30, 2018, all stock options have fully vested. The weighted average remaining life of the stock options are 3.02 years (December 31, 2017: 2.99). The weighted average exercise price at the period ended September 30, 2018 is $0.15 (December 31, 2017: $0.14). The aggregate intrinsic value of the stock options at September 30, 2018 is $0 (December 31, 2017: $103,050).

There was no compensation expense related to stock options recognized during the nine months ended September 30, 2018 and $23,787 recorded for the comparative nine months ended September 30, 2017. At September 30, 2018, the Company has no unrecognized compensation expense related to stock options and as of September 30, 2017 the Company had $277,874 in unrecognized compensation expense related to stock options.

8.	Restricted Stock Units

For consideration of the renewal of management contracts, 275,000 restricted stock units (“RSUs”) were granted and vested immediately for the nine months ended September 30, 2018. No RSUs were granted during the nine month period ended September 30, 2017.

The RSUs were fair valued at $31,000 based on the fair market value of the closing price of the common stock of the Company at the date grants. At the option of management, one third of the restricted stock units are eligible to be redeemed for cash. As at September 30, 2018, these shares were not issued and the value is recorded in Stock subscriptions and stock to be issued.

9.	Warrants

During the period, the Company closed several private placements with the issuance of 9,771,061 shares of common stock. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 4,885,531 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The fair values for warrants issued have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

2018
Risk-free interest rate	2.17-2.61%
Expected life (in years)	2.0
Expected volatility	216-247%
Weighted average fair value per share	$0.12

The fair value of the warrants issued was $593,456. The fair value is allocated to additional paid-in capital.

The following table summarizes the share purchase warrants:

Outstanding, December 31, 2017	10,895,000
Expired	(10,895,000)
Issued	4,885,531
Outstanding, September 30, 2018	4,885,531

The weighted average remaining life of the warrants are 1.50 years (December 31, 2017: 0.35). The weighted average exercise price at the period ended September 30, 2018 is $0.30 (December 31, 2017: $0.35).

10.	Segment Information

During 2018 and 2017, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States, Canada and a satellite office in Sofia, Bulgaria. The Company’s primary operations are the oil and gas operations in Turkey. Additionally, the Company has a petroleum exploration license in Bulgaria.

For the period ended September 30, 2018	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$3,361,667	$3,361,667

Cost and expenses
Production	-	-	2,170,246	2,170,246
Depletion	-	-	534,381	534,381
Depreciation	-	-	20,789	20,789
Accretion of asset retirement obligation	-	-	273,328	273,328
General and administrative	1,574	687,777	861,840	1,551,191
Total expenses	$1,574	$687,777	$3,860,584	$4,549,935

Loss before other income (expenses)	$(1,574)	$(687,777)	$(498,917)	$(1,188,268)
Other income (expenses)
Interest income	-	-	9,461	9,461
Interest expense	-	(51,291)	-	(51,291)
Foreign exchange gain (loss)	-	4,600	62,110	66,710
Other income (expense)	-	(30,000)	350,617	320,617
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(179,191)	$422,188	$242,997

Net Loss	$(1,574)	$(866,968)	$(76,729)	$(945,271)

Long Lived Assets	$-	$-	$3,809,129	$3,809,129

11.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21% and 34% in 2018 and 2017 respectively. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Nine months Ended September 30,
	2018	2017
Benefit at statutory rate	$(198,507)	$(194,283)
Permanent differences and other:	-	154
Valuation allowance change	198,507	194,129
Income tax provision	$-	$-

12.	Related party transactions

At September 30, 2018, $123,722 (December 31, 2017: $132,249) of accounts payable were to related parties. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand. Total year to date consulting and management fees paid to officers of the Company were $119,000.

13.	Supplementary cash flow

The following table provides a reconciliation of cash and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Nine Months Ended September 30,
	2018	2017
Cash	$192,253	$314,900
Restricted cash	99,408	132,084
Total cash and restricted cash shown in the statement of cash flows	$291,661	$446,984

The restricted cash is related to the drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different licenses which is submitted to GDPA on annual basis.

14.	Other income

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

15.	Subsequent events

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

On October 26, a debtor converted $295,000 of debt at $0.10 per unit for 2,950,000 common shares. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,475,000 warrants.

On October 30, 2018, the Company closed a private placement with the issuance of 6,326,000 common shares of common stock, at $0.10 per share for gross proceeds of $632,600. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,163,000warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. $200,000 of this placement was closed by a broker and subject to cash finance fees of $16,000 and 8% broker warrants for a total of 160,000 warrants with a strike price of $0.15 and a term of two years.

On November 7, 2018, the Company closed a private placement with the issuance of 2,250,000 common shares of common stock, at $0.10 per share for gross proceeds of $225,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,125,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.15 per share of common stock.

On November 12, 2018, the Company closed a private placement with the issuance of 262,000 common shares of common stock, at $0.10 per share for gross proceeds of $26,250. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 131,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.15 per share of common stock.

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

The Company owns offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company owns a 19.6% interest in the Cendere oil field license. The Company now owns a 49% working interest in SASB, 12.25% which was obtained after year-end. During the year ending December 31, 2017, the Company owned a 36.75% interest.

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company.

At December 31, 2016, the gross oil production rate for the producing wells in Cendre was 675 MMbbls ; the average daily 2017 gross production rate for the field was 715 bbls . At the end of September 2018, oil is currently sold at a price of approximately US$ 75.20 per barrel for a netback per barrel of approximately US$37.86. At year-end 2017, the Cendere field was producing 669 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2017 net to the PPE Turkey Companies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2018 and 2017, which are included herein. During the period ended September 30, 2018, all increases in revenue, expenses and other income (expenses) are due to the acquisition of Tiway unless otherwise noted below.

Revenue

Revenue increased from $2,676,279 to $3,361,667 for the nine months ended September 30, 2018. Revenue increased due to additional production relating to the acquisition of additional 12.25% working interest in a producing gas property, increase oil prices per barrel, as well as recovery of certain operating expenses expensed in a previous quarter which were booked to revenue when recovered.

For the three months ended September 30, 2018, revenue increased year over year $268,452 from $1,003,640 to $1,272,092. Production increases in natural gas production were offset by a decline in net sale prices caused by a devaluation of the Turkish Lira compared to the US dollar.

Expenses

Our general and administrative expenses for the nine months ended September 30, 2018 decreased by $207,068 to $1,551,191 as compared to $1,758,259 for the nine months ended September 30, 2017. The decrease is due to a number of reasons. The revaluation expense of warrants by approximately $279,000 occurred in 2017. The Tiway Companies acquisition occurred during 2017 which caused an increase in general and administrative expenses. A devaluation of the Turkish Lira compared to the US dollar by approximately 25% caused a decrease in general and expenses incurred in Turkey. Production costs decreased by $175,685 from $2,345,931 to $2,170,246 due to a 46% decrease in production.

Accretion of asset retirement costs increased by $110,210 to $273,328 compared to $163,118 for the nine months ended September 30, 2017 due to the increase in the cost base added to the asset retirement obligation from the Foinovan interest acquisition.

For the three months ended September 30, 2018, general and administrative expenses increased $284,090 from $403,415 to $687,505. This decrease was due to a number of factors. General and administrative expenses in Turkey decreased due to a devaluation of the Turkish Lira compared to the US dollar by approximately 25%. Head office general and administrative expenses decreased due to cost cutting. Accretion of asset retirement obligation increased by $35,666 to $95,803 due to the addition of the Foinovan interest. Depletion decreased by $56,135 to $180,987 because of a decrease in product of 38% period over period.

Other Income (Expenses)

For the nine months ended September 30, 2018, other income (expenses) increased to income of $242,997 compared to total expenses $63,844 for the same period in 2017. In June of 2018, the Turkey operations had a one-time cost recovery of $332,239 for training costs, which was offset by a loss on debt settlement of $102,500.

For the three months ended September 30, 2018, the Company had other income of $70,938 comparative to total expenses of $21,072 in the comparative period. The increase to income was due to an increase in foreign exchange gain of $107,273.

Loss

The increase in net losses was a result of the factors described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2018	December 31, 2017
	(Unaudited)
Cash	$192,253	$130,476
Working deficiency	(735,642)	(1,501,855)
Total assets	8,452,897	7,042,450
Total liabilities	6,064,530	5,076,596
Stockholders’ equity	2,388,367	1,965,854

Cash Used in Operating Activities

We used cash of $408,044 from operating activities for the nine months ended September 30, 2018 compared to $490,137 for the nine months ended September 30, 2017. The loss of $945,271 was offset by $982,289 in non-cash expenses for the nine months ended September 30, 2018. An increase of $781,182 to receivables from the additional output associated with the increase in working interest and the increased revenue pushed operating outflows to $408,044. Account payables and accrued liabilities increased cash flow by $240,784, which primarily increased in the parent company’s operations.

Cash Flow Used In Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $399,775 compared to $855,014 in the comparative period. In 2017, the oil fields were purchased in the first quarter and in the first quarter of 2018, the Company added a further interest to the SASB field for cash outlays of $309,515. The Turkey operations added $75,984 in assets to support the head office.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the nine months ended September 30, 2018, we received net cash of $1,122,908 for stock subscriptions while repaying $161,558 in loans payable. In the comparative period, only $106,000 was raised and was used to pay down notes payable of $100,000, while receiving a further $132,153 in loans.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, a debtor converted $295,000 of debt at $0.10 per unit for 2,950,000 common shares. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,475,000 warrants.

On October 30, 2018, the Company closed a private placement with the issuance of 6,326,000 common shares of common stock, at $0.10 per share for gross proceeds of $632,600. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,163,000warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. $200,000 of this placement was closed by a broker and subject to cash finance fees of $16,000 and 8% broker warrants for a total of 160,000 warrants with a strike price of $0.15 and a term of two years.

On November 7, 2018, the Company closed a private placement with the issuance of 2,250,000 common shares of common stock, at $0.10 per share for gross proceeds of $225,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,125,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.15 per share of common stock.

On November 12, 2018, the Company closed a private placement with the issuance of 262,000 common shares of common stock, at $0.10 per share for gross proceeds of $26,250. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 131,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.15 per share of common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Consolidated Financial Statements and related Condensed Notes for the quarter ended September 30, 2018 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK PLACE ENERGY INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: November 15, 2018

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: November 15, 2018

