Form 10-K
period 2018-12-31
Trillion Energy International Inc.
filed 2019-04-16
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-55539

TRILLION ENERGY INTERNATIONAL INC.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of December 31, 2018, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.09) on that date, was approximately $5,405,475. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 83,623,466 shares of common stock outstanding as of April 16, 2019.

TRILLION ENERGY INTERNATIONAL INC.

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

PART I

ITEM 1. BUSINESS

Name and Organization

Trillion Energy International Inc. and its consolidated subsidiaries, (“Trillion Energy”, “Company”, “we” or “our”) is headquartered out of Vancouver with operations based primarily from Turkey at Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:54, Kat:16, 06450, Oran, Cankaya, Ankara, Turkey. The Company also has registered offices in Canada and Bulgaria. The Company was incorporated in Delaware in 2015.

General

Trillion Energy International Inc. is focused on expanding its portfolio of projects in Southeast Europe, Turkey and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). The purchase price for the acquisition of the Tiway Companies from Tiway Oil B.V. was $2.1 million. As a result of the acquisition of the Tiway Companies, The Company now owns interests in a producing oil field, a producing gas field, and a shut in gas field in Turkey, one of which is offshore and the other two are onshore. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey Companies”.

At December 31, 2018, net production to the PPE Turkey Companies from such fields was 209 barrels of oil equivalent per day or Boe/d; and for the year 2018, net production to the PPE Turkey Companies averaged 215 Boe/d. Due to the acquisition of the PPE Turkey Companies, the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, The Company is poised to exploit these assets and for further growth in the region.

The primary asset of the PPE Turkey Companies is the Cendere onshore oil field license as well as the offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company owns a 19.6% interest in the Cendere oil field except three wells where the Company owns 9.8% interest. The Company owns a 49% working interest in SASB, 12.5% which was obtained during the year ending December 31, 2018.

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

At December 31, 2018, the gross oil production rate for the producing wells in Cendere was 890 bbls/day ; the average daily 2018 gross production rate for the field was 770 bbls/day. At the end of March 2019, oil is currently sold at a price of approximately US$65 per barrel for a netback per barrel of approximately US$35. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the PPE Turkey Companies; and averaged 150 barrels per day during 2018 net to the PPE Turkey Companies.

At December 31, 2018, the gross gas production rate for the ten producing wells in SASB was 0.816 MMcfd; the average daily 2018 gross production rate for the field was 1.04 MMcfd. At the end of February 2019, gas is currently sold at a price of approximately US$7.01 per Mcf for a netback per Mcf of approximately minus US$1.66.

The Company has identified a number of proved undeveloped locations that can be drilled from the four existing production platforms. The Company envisions the next stage of development in 2018 will include the drilling of additional wells to materially increase the volumes of gas produced through the existing infrastructure.

With the acquisition of the PPE Turkey Companies, the Company also acquired another oil and gas asset, a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

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

Bulgaria License

In October of 2010, the Company was awarded an exploration permit for the “Vranino 1-11 Block”, a 98,205 acre oil and gas exploration land located in Dobrudja Basin, Bulgaria, by the Bulgarian Counsel of Ministers. On April 1, 2014, the Company entered into an Agreement for Crude Oil and Natural Gas Prospecting and Exploration in the Vranino 1-11 Block with the Ministry of Economy and Energy of Bulgaria (the “License Agreement”). The initial term of the License Agreement is five years. This five-year period will commence once the Bulgarian regulatory authorities approve of the Company’s work programs for the permit area. The License Agreement (or applicable legislation) provides for possible extension periods for up to five additional years during the exploration phase, as well as the conversion of the License Agreement to an exploitation concession, which can last for up to 35 years. Under the License Agreement, the Company will submit a yearly work program that is subject to the approval of the Bulgarian regulatory authorities.

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

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final. A final decision was issued in favor of the Company during 2017.

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

Competition

Bulgaria imports nearly all of their natural gas requirements; Turkey imports a substantial quantity of the same. Both countries encourage domestic production as a way to reduce imports and increase energy security. In Turkey, natural gas is imported from a number of countries so there is a vibrant market for natural gas produced in the country. In Bulgaria, currently one company, Gazprom, supplies Bulgaria with virtually all of its natural gas being marketed and consumed in Bulgaria through a pipeline that runs through Ukraine from Russia. On a regional level, we compete for license blocks and capital with other oil and gas exploration companies and independent producers who are actively seeking oil and natural gas properties throughout the world, but in particular, in Southeast Europe, Turkey and countries in the immediate vicinity.

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

Employees, Officers and Directors

As of December 31, 2018, the Company has 10 employees in Turkey, and three in North America. As of December 31, 2018, our business is generally conducted through our officers and directors and through consultants of the Company. A description of officers and directors can be found in Item 10.

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

You may read and copy all or any portion of the Annual Report or any other information that we file at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our SEC filings, including the Annual Report, are also available to you on the SEC’s website at www.sec.gov. For SEC filings for the period prior to November 13, 2015, documents will be found under Park Place Energy Corp. (Commission File No. 000-51712), and for SEC filings for the period on or after November 13, 2015, documents will be found under Trillion Energy International Inc. (Commission File No. 000-55539).

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

At December 31, 2018, all of our Bulgarian oil and gas resources are classified as prospective resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

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

Revenues, operating results and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Lower oil and natural gas prices may also reduce the amount of oil and natural gas that we will be able to produce economically. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. The recent decline in oil prices has highlighted the volatility and if oil prices remain at this level for an extended period of time, such lower prices could adversely affect our business, financial condition, and results of operations.

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

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 83,623,466 shares were issued and outstanding as of April 16, 2019. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Turkey Properties

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). The purchase price for the acquisition of the Tiway Companies from Tiway Oil B.V. was $2.1 million. As a result of the acquisition of the Tiway Companies, the Company now owns interests in three producing oil and gas fields in Turkey, one of which is offshore and the other two are onshore. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey Companies”.

The primary asset of the PPE Turkey Companies is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). PPE Turkey owned a 36.5% working interest in SASB as of the date of acquisition. The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.5% working interest in the same license. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

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

As of December 31, 2018, there are 10 production wells over 4 platforms. 5 wells are tested and temporarily abandoned pending connection to production pipeline, 3 wells are dry, and 1 well is abandoned. The total gross acreage of the SASB is 30,600 acres. There was no new drilling during the fiscal year.

With the acquisition of the PPE Turkey Companies, the Company also acquired three oil and gas assets: a 19.6% interest in the Cendere field except three wells where the Company has a 9.8% interest, a producing oil field located in Central Turkey, a 50% operated interest in the Bakuk gas field located near the Syrian border, and a 49% interest in SASB offshore producing gas field in Western Blacksea. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the PPE Turkey Companies; and averaged 150 barrels per day during 2018 net to the PPE Turkey Companies. The Bakuk field is shut-in with no plans to revive production in the near term.

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

Reserves

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

Reserves category	Reserves
	Oil (mbbls)	Natural gas (mmcf)
PROVED
Developed:
Turkey	152.6	933,751
Undeveloped:
Turkey	-	-
TOTAL PROVED	152.6	933,751

An independent firm, GLJ Petroleum Consultants (GLJ) completed an independent reserves assessment and evaluation of the oil and gas properties located in Turkey of Trillion Energy International Inc. The effective date of this evaluation is December 31, 2018. The evaluation was prepared in accordance with procedures and standards contained in the Canadian Oil and Gas Evaluation (COGE) Handbook.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2018 as awarded in the Bulgarian License Agreement:

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

In Turkey, the Company plans to do workovers in the Cendere Field to keep production at its current net rate of 170 bopd. The SASB Field 3D seismic will be re-processed and utilized to facilitate future plans for SASB.

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

2018	High Bid	Low Bid
4th Quarter	$0.142	$0.004
3rd Quarter	$0.231	$0.070
2nd Quarter	$0.210	$0.070
1st Quarter	$0.180	$0.073
2017
4th Quarter	$0.170	$0.071
3rd Quarter	$0.190	$0.078
2nd Quarter	$0.250	$0.078
1st Quarter	$0.330	$0.150

Holders

The number of record holders of our common stock, $0.00001 par value, as of April 16, 2019, was approximately 1,150.

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

During the years ended December 31, 2018 and 2017, the Company issued 2,450,000 and 2,600,000, respectively, of stock options and 520,000 and nil, respectively, of restricted stock units (“RSUs”) under the 2013 Plan. On February 23, 2017, the Company changed the vesting date for the RSUs issued under the 2013 Plan during 2014 to February 23, 2017 and extended the vesting date for the RSUs issued under the 2013 Plan during 2015 to December 1, 2017.

The following table provides a summary of the number of stock options outstanding as of December 31, 2018 under both of our equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans not approved by security holders (2011 Plan)	-	$0.00	Nil
Equity compensation plans approved by security holders (2013 Plan)	4,565,000	$0.12	Variable*
Warrants	17,498,532	$0.25	Unrestricted
Total	22,063,532

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of April 16, 2019, the 10% rolling maximum is 8,362,346.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2018 and 2017.

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

Executive Summary

The Company is a U.S. based oil and gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas producing fields in Turkey. The purchase price for the acquisition of the PPE Turkey Companies from Tiway Oil B.V. was $2.1 million. At December 31, 2018 net production from these fields was around 209 boepd (barrel of oil equivalent per day).

The primary asset of the PPE Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of March 25, 2019, 20.3MMbbls of oil have been produced from the Cendere Field. During February 2019, the Company’s average net oil was 145 bopd at 96% water cut.

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

At December 31, 2018, the gross oil production rate for the producing wells in Cendre was 890 bbls/day ; the average daily 2018 gross production rate for the field was 770 bbls/day. At the end of March 2019, oil is currently sold at a price of approximately US$65 per barrel for a netback per barrel of approximately US$35. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the PPE Turkey Companies; and averaged 150 barrels per day during 2018 net to the PPE Turkey Companies.

The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 on February 8, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. On December 31, 2018, net gas production to the Company was around 530 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside.

At SASB, the Company plans to reprocess the 3D seismic to facilitate a potential future program of drilling to bring discovered undeveloped gas pools on to production.

Bulgaria

The Company entered into an exploration license over a 98,000 acre block in northeast Bulgaria in 2014. The overall five year and our first year work programs were approved by the Ministry of Environment (“MEW”), however, the MEW approval was appealed in an administrative proceeding. The administrative court remanded the matter to MEW in May 2017 for a determination by the MEW as to whether an ecological evaluation of the license area should be required. This matter was determined in 2017 and we are in the progress of obtaining an environmental report which will cost an estimated $100,000. Upon the license becoming effective our exploration program will commence in 2019 for a term of five (5) years.

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

Strategic Focus

Oil and natural gas prices in Turkey and throughout Southeast Europe make this region highly attractive for oil and gas exploration and production. Most of the countries, including Turkey and Bulgaria, import nearly all of their oil and natural gas and consumption is projected to increase. Turkey also contains many opportunities for additional oil and coal bed methane production as well as enhanced oil and natural gas recovery from existing fields. The Company will evaluate these opportunities as they appear. The fiscal terms are highly attractive. In Turkey, there is a 20% corporate tax and a 12.5% royalty. In Bulgaria, the corporate tax rate is 10% and the royalties are on a sliding rate starting at 3.5% up to 13.5%.

The license area holds great attraction as a potential coal bed methane exploration project. The license area was extensively drilled for coal exploration from 1964 to 1990. It was determined that coal mining was not technically feasible. However, the coal exploration drilling provided us with an extensive database.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the periods ended December 31, 2018 and 2017, which are included herein. During the period ended December 31, 2018, all increases in revenue, expenses and other income (expenses) are due to the acquisition of Tiway unless otherwise noted below.

Revenue

For the year ended December 31, 2018, the Company had $4,253,326 in oil and gas revenue from the acquired Tiway operations, compared to $3,883,059 in oil and gas revenue for the year ended December 31, 2017. Revenue increased due to additional production relating to the acquisition of additional 12.25% working interest in a producing gas property, increase oil prices per barrel, as well as recovery of certain operating expenses expensed in a previous quarter which were booked to revenue when recovered.

Expenses

Our general and administrative expenses for the year ended December 31, 2018 were $2,118,213 compared to $2,001,109 for the year ended December 31, 2017. $1,006,446 in expenses were from the North American head office, which resulted in a year over year increase of $235,465. In general & administrative expenses in the North American operations, $608,534 was for consulting and management fees and $128,210 in legal and professional fees. Audit and financial services accounted for a further $112,617 in expenses. Turkey general and administrative expenses accounted for $1,111,767 of the total general and administrative for 2018.

The Company incurred stock based compensation of $337,227 for the year ended December 31, 2018, compared to $229,961 for the year ended December 31, 2017. This included $279,667 for the grant of 2,450,000 stock options under the 2013 Option Plan and $57,550 for the grant and vesting of 520,000 RSU’s. All stock-based compensation was incurred in the North American operations.

The Company incurred production expenses related to its Tiway operations of $2,802,080, depletion charges of $700,219, depreciation expense of $29,408 and accretion expense of $371,526 for the year ended December 31, 2018.

Accretion of asset retirement costs increased by $146,767 to $371,526 compared to $224,759 for the year ended December 31, 2017 due to the increase in the cost base added to the asset retirement obligation from the Foinovan interest acquisition.

Other Income (Expense)

For the year ended December 31, 2018, other income (expense) was an expense of $270,166. Comparatively, for the year ended December 31, 2017, other income (expense) was an expense of $303,457. In 2018, other income (expense) was mostly due to warrant modification expense of $474,668 (as described below), a loss on the settlement of debt totaling $77,735 and was partially offset by $259,930 recorded in other income related to Turkey operations. In 2017, other income (expense) was primarily due to warrant modification expense of $278,870 (as described below), interest expense of $76,026 and was partially offset by a $15,695 bargain purchase gain which was recorded in relation to the Tiway acquisition.

During the year ended December 31, 2018, the Company reissued 5,500,000 warrants previously issued for a further two year period expiring on November 30, 2020 at a decreased exercise price of $0.15. No other conditions of the warrants were amended. The reissued warrants vested immediately. The Company recognized warrant modification expense of $474,668 related to the amendment and restatement of the warrants. During the year ended December 31, 2017, the Company incurred warrant modification expense of $278,870 for warrants extended for a further one year term.

Loss

Our net loss for the year ended December 31, 2018 was $2,375,513 compared to $2,486,836 for the year ended December 31, 2017 for the reasons explained above.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$795,520	$130,476
Working capital (deficiency)	(11,817)	(1,501,855)
Total assets	8,662,675	7,042,450
Total liabilities	5,791,591	5,076,596
Stockholders’ equity	2,871,084	1,965,854

Cash Used in Operating Activities

We used net cash of $267,221 in operating activities for the year ended December 31, 2018 compared to $476,951 for the year ended December 31, 2017. The loss of $2,375,513 was offset by $2,051,979 in non-cash expenses for the year ended December 31, 2018. An increase of $20,935 in receivables from the additional output associated with the increase in working interest and the increased revenue pushed operating outflows to $267,221. Accounts payable and accrued liabilities increased cash inflows by $210,082, which primarily increased in the parent company’s operations.

Cash Used in Investing Activities

Net cash used for investing activities in the year ended December 31, 2018 was $589,834 compared to $987,956 for the year ended December 31, 2017. Oil and gas properties expenditures increased to $504,110 from $144,002 in 2017 however this was offset by the acquisition completed, net of cash and restricted cash, of Tiway for $724,787 during the year ended December 31, 2017.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders. In the year ended December 31, 2018, we received cash of $1,634,123 for stock subscriptions which was used to pay down $212,506 in loans payable, while receiving a further $43,349 in loans payable. In the comparative period, only $210,000 in stock subscriptions was raised and used to pay down loans payable of $122,000, while receiving a further $91,025 in loans payable.

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

As of December 31, 2018, the Company had unrestricted cash of $795,520. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

Off-Balance Sheet Arrangements

On October 1, 2018 the Company entered into an agreement to grant to a consultant of the Company a 2% (two percent) gross overriding royalty on petroleum substances produced from certain of its currently undeveloped exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advisory services.

On October 1, 2018 the Company entered into an agreement to grant to the CEO of the Company a 0.5% (one half of one percent) gross overriding royalty on petroleum substances produced from certain of its currently undeveloped exploration properties, namely: Block 1-11 Vranino situated in Dobrich District, Bulgaria and seven contiguous exploration licences in the province of Hakkari Yuksekova Semdiali Derecik, Turkey. The Grant of the royalty agreement was for services involving technical and corporate advisory services.

Stock Based Compensation

We have a stock-based compensation plan covering our employees, consultants, and directors. See the Notes to the Consolidated Financial Statements.

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

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most current revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgement and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard became effective for the Company on January 1, 2018. We utilized the following transition method: a modified retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). No financial statement impact occurred upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before the adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

The Company has evaluated the impact of the above standards its consolidated financial statements. Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

TRILLION ENERGY INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trillion Energy International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trillion Energy International, Inc. and subsidiaries (the “Company” and formerly known as Park Place Energy, Inc.) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has a working capital deficit, and expects continuing future losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2014

Houston, TX

April 16, 2019

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$795,520	$130,476
Account receivables	661,298	600,312
Prepaid expenses and deposits	296,827	316,694
Total current assets	1,753,645	1,047,482
Oil and gas properties, net	6,650,932	5,723,394
Property and equipment, net	106,155	97,777
Restricted cash	102,751	127,688
Note receivable	49,192	46,109
Total assets	$8,662,675	$7,042,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,385,394	$1,584,050
Loans payable	380,068	965,287
Total current liabilities	1,765,462	2,549,337
Asset retirement obligation	4,026,129	2,527,259
Total liabilities	5,791,591	5,076,596
Stockholders’ equity:
Common stock; authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 83,360,966 and 58,243,904 shares, respectively	834	582
Additional paid-in capital	26,220,157	22,905,377
Stock subscriptions and stock to be issued	41,302	80,400
Accumulated other comprehensive loss	(130,660)	(135,469)
Accumulated deficit	(23,260,549)	(20,885,036)
Total stockholders’ equity	2,871,084	1,965,854
Total liabilities and stockholders’ equity	$8,662,675	$7,042,450

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31,
	2018	2017
Revenue
Oil and gas revenue	$4,253,326	$3,883,059
Cost and expenses
Production	2,802,080	2,814,672
Depletion	700,219	774,547
Depreciation	29,408	21,390
Accretion of asset retirement obligation	371,526	224,759
Stock-based compensation	337,227	229,961
General and administrative	2,118,213	2,001,109
Total expenses	6,358,673	6,066,438
Loss before other income (expense)	(2,105,347)	(2,183,379)
Other income (expense)
Interest income	27,267	-
Interest expense	(61,196)	(76,026)
Foreign exchange gain (loss)	56,236	(15,512)
Other gain	259,930	63,023
Taxes	-	(11,767)
Gain on bargain purchase option	-	15,695
Loss on debt settlement	(77,735)	-
Warrant modification expense	(474,668)	(278,870)
Total other expense	(270,166)	(303,457)
Net loss	$(2,375,513)	$(2,486,836)

Loss per share, basic and diluted	$(0.03)	$(0.04)
Weighted average number of shares outstanding basic and diluted	70,624,497	56,001,794

Other comprehensive loss
Foreign currency translation adjustments	$4,809	$(140,087)
Comprehensive loss	$(2,370,704)	$(2,626,923)

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2016	50,281,482	$503	$21,273,494	$905,000	$4,618	$(18,398,200)	$3,785,415
Issuance of common stock	6,075,000	61	1,110,939	(1,011,000)	–	–	100,000
Stock subscriptions received	–	–	–	110,000	–	–	110,000
Stock issuance costs	–	–	(8,985)	(4,000)	–	–	(12,985)
Vesting of restricted stock units	887,422	8	–	–	–	–	8
Stock-based compensation expense	–	–	149,561	80,400	–	–	229,961
Warrant modification expense	–	–	278,870	–	–	–	278,870
Stock issued as deposit for oil and gas property	1,000,000	10	89,990	–	–	–	90,000
Restricted stock issued for oil and gas properties	–	–	11,508	–	–	–	11,508
Currency translation adjustment	–	–	–	–	(140,087)	–	(140,087)
Net loss	–	–	–	–	–	(2,486,836)	(2,486,836)
Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854
Issuance of common stock	16,278,562	163	1,633,960	–	–	–	1,634,123
Stock subscriptions received	–	–	–	41,302	–	–	41,302
Stock issuance costs	–	–	(33,834)	–	–	–	(33,834)
Vesting of restricted stock units	1,190,000	12	137,938	(80,400)	–	–	57,550
Stock-based compensation expense	–	–	279,677	–	–	–	279,677
Warrant modification expense	–	–	474,668	–	–	–	474,688
Issuance of finders warrants	–	–	10,584	–	–	–	10,584
Stock-issued for debt settlement	7,236,000	73	744,292	–	–	–	744,365
Stock issued as deposit for oil and gas property	500,000	5	67,495	–	–	–	67,500
Returned to treasury	(87,500)	(1)	–	–	–	–	(1)
Currency translation adjustment	–	–	–	–	4,809	–	4,809
Net loss	–	–	–	–	–	(2,375,513)	(2,375,513)
Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31,
	2018	2017
Operating activities:
Net loss for the period	$(2,375,513)	$(2,486,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	337,227	229,961
Depletion	700,219	774,547
Depreciation	29,408	21,390
Accretion of asset retirement obligation	371,526	224,759
Gain on bargain purchase option	-	(15,695)
Unrealized foreign exchange gain	-	(3,218)
Interest from loans payable	61,196	84,169
Loss on settlement of debt	77,735	-
Warrant modification expense	474,668	278,870
Changes in operating assets and liabilities:
Account receivables	(20,935)	(206,169)
Prepaid expenses and deposits	(132,834)	125,837
Accounts payable and accrued liabilities	210,082	495,434
Net cash used in operating activities	(267,221)	(476,951)
Investing activities:
Acquisition of Tiway, net of cash and restricted cash acquired	-	(724,787)
Property and equipment expenditures	(85,724)	(119,167)
Oil and gas properties expenditures	(504,110)	(144,002)
Net cash used in investing activities	(589,834)	(987,956)
Financing activities:
Proceeds from stock subscriptions received	1,634,123	210,000
Proceeds from stock to be issued	41,302	-
Stock issuance costs	(23,250)	(12,985)
Proceeds from loans payable	43,349	91,025
Repayment of loans payable	(212,506)	(122,000)
Net cash provided by financing activities	1,483,018	166,040
Effect of exchange rate changes on cash and cash equivalents	14,144	6,094
Net (decrease) increase in cash, cash equivalents, and restricted cash	640,107	(1,292,773)
Cash, cash equivalents and restricted cash, beginning of year	258,164	1,550,937
Cash, cash equivalents and restricted cash, end of year	$898,271	$258,164

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	795,520	130,476
Restricted cash, end of period	102,751	127,688
Cash, cash equivalents and restricted cash, end of period	$898,271	$258,164

Non-cash investing and financing activities:
Accounts payable settled by issuance of shares	$165,500	$-
Debt settled by issuance of shares	$501,130	$-
Stock issued for oil and gas property	$67,500	$90,000
Warrants issued as stock issuance costs	$10,584	$-
Additions to asset retirement obligation	$1,127,344	$2,302,500

 See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2018 and 2017

(Expressed in U.S. dollars)

1.	Organization

Trillion Energy International Inc. and its consolidated subsidiaries, (“Trillion Energy”, the “Company”) is a U.S. based oil and gas exploration and production company. Our corporate headquarters are located at Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada. The Company also has registered offices in Turkey and Bulgaria. The Company was incorporated in Delaware in 2015.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Going Concern

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform with the financial statement presentation adopted in the current year.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard on a modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

Revenue from Contracts with Customers

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products.

Performance Obligations and Significant Judgments

The Company sells oil and natural gas products in Turkey. The Company enters into contracts that generally include one type of distinct product in variable quantities and priced based on a specific index related to the type of product.

The oil and natural gas are typically sold in an unprocessed state to processors and other third parties for processing and sale to customers. The Company recognizes revenue at a point in time when control of the oil is transferred. For oil sales, control is typically transferred to the customer upon receipt at the wellhead or a contractually agreed upon delivery point. Under the Company’s natural gas contracts with processors, control transfers upon delivery at the wellhead or the inlet of the processing entity’s system. For the Company’s other natural gas contracts, control transfers upon delivery to the inlet or to a contractually agreed upon delivery point. In the cases where the Company sells to a processor, the Company has determined that the Company is the principal in the arrangement and the processors are the Company’s customers. The Company recognizes the revenue in these contracts based on the net proceeds received from the processor.

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

A portion of the Company’s product sales are short-term in nature. For those contracts, the Company uses the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14 exempting us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company uses the practical expedient in ASC 606-10-50-14(a) which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to an unsatisfied performance obligation. Under these sales contracts, each unit of product represents a separate performance obligation; therefore, future volumes are unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required. The Company has no unsatisfied performance obligations at the end of each reporting period.

The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including any variable consideration identified. There is a low level of uncertainty due to the precision of measurement and use of index-based pricing with predictable differentials. Additionally, any variable consideration identified is not constrained.

(e)	Accounts Receivable

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

(f)	Long-Lived Assets

In accordance with ASC 360 “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to: significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the assets; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the assets; and current expectation that the assets will more likely than not be sold or disposed significantly before the end of their estimated useful life. Recoverability is assessed based on the carrying amount of the assets and their fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the assets, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount of the assets is not recoverable and exceeds fair value.

(g)	Oil and Gas Properties

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

(h)	Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives are: other assets are depreciated over 20 years; and leasehold improvements are depreciated over the term of the lease.

(i)	Asset Retirement Obligations

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

(j)	Financial Instruments and Fair Value Measurement

The carrying amounts reported in the consolidated balance sheets for cash equivalents, account receivables, notes receivable, accounts payable and accrued liabilities and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

(k)	Income Taxes

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

As of December 31, 2018, and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2018 and 2017. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

(l)	Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income. The functional currency of the Company’s Bulgarian operations is considered to be the Bulgarian Lev. The functional currency of the Company’s Turkish operations is considered to be the Turkish lira.

(m)	Stock-Based Compensation

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

(n)	Loss per Share

The Company computes loss per share of Company stock in accordance with ASC 260 “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2018 and 2017, the Company had 22,063,532 and 14,210,000 potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

(o)	Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

(p)	Statement of Cash Flows

In November 2016, the FASB issued ASU No. 2016-18, (“ASU 2016-18”) Statement of Cash Flows (Topic 230): Restricted Cash. This ASU is intended to provide guidance on the presentation of restricted cash or restricted cash equivalents and reduce the diversity in practice. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts on the statement of cash flows. The Company adopted ASU 2016-18 retrospectively as of January 1, 2017 and has applied to all periods presented herein. The adoption of ASU 2016-18 had a material impact to the consolidated statements of cash flows, as the Company had $127,688 in restricted cash as of the year ended December 31. 2017. The effect of the adoption of ASU 2016-18 on the consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalent and restricted cash. The change in restricted cash was previously disclosed in operating activities and financing activities in the consolidated statements of cash flows.

(q)	Recently Issued Accounting Pronouncements

Applicable for fiscal years beginning after December 15, 2018:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This accounting standard seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Current U.S. GAAP does not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. This standard also provides guidance from the lessees’ perspective on how to determine if a lease is an operating lease or a financing lease and the differences in accounting for each. In January 2018, the FASB issued ASU No. 2018-01, which allows for an entity to elect an optional transition practical expedient for land easements that exist or expired before adoption of Topic 842. The adoption of this standard is required for interim and fiscal periods beginning after December 15, 2018 and it is required to be applied using the modified retrospective approach. Early adoption is permitted.

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

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey from Tiway Oil B.V. in exchange for cash consideration of $2,100,000, which included a deposit of $500,000 paid in the prior year. On the date of acquisition, the fair value of the identifiable net assets exceeded the purchase consideration by $15,695, which is included in the other income line of the accompanying consolidated statement of operations and comprehensive loss. The Company incurred acquisition related expenses of approximately $39,000 which include legal and corporate matters.

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

During the year ended December 31, 2018, revenues and operating expenses of approximately $4,253,326 and $5,015,000, respectively were recorded in the statement of operations related to the Tiway acquisition after the closing date and losses of approximately $401,896 were generated. During the period between the acquisition date and December 31, 2017, revenues and operating expenses of approximately $3,883,059 and $5,065,496, respectively were recorded in the statement of operations related to the Tiway acquisition after the closing date and losses of approximately $1,132,701 were generated.

4.	Deposits

Included in prepaid expenses and deposits for the year ended December 31, 2018, is approximately $237,791 relating to field insurance for the Turkey Operations.

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

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

6.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2017	$2,939,829	$-	$2,939,829
Expenditures	144,002	-	144,002
Acquisition	-	3,414,110	3,414,110
Depletion	-	(774,547)	(774,547)
December 31, 2017	3,083,831	2,639,563	5,723,394
Foreign currency translation change	(3,697)	-	(3,697)
Expenditures	37,095	467,015	504,110
Depletion	-	(700,219)	(700,219)
Asset retirement cost addition	-	1,127,344	1,127,344
December 31, 2018	$3,117,229	$3,533,703	$6,650,932

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

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 150 bopd (barrels oil per day) net to the Company. During February 2019, the Company’s average net oil was 145 bopd at 96% water cut.

At December 31, 2018, the Cendere field was producing 170 barrels of oil equivalent per day, net to the PPE Turkey Companies; and averaged 150 barrels of oil equivalent per day during 2018 net to the PPE Turkey Companies. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of March 25, 2019, 20.3MMbbls of oil have been produced from the Cendere Field.

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

The South Akcakoca Sub-Basin (“SASB”)

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

Bakuk gas field

The Company also owns a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

7.	Property and equipment

	Leasehold improvements	Other equipment	Total
January 1, 2017	$-	$-	$-
Expenditures	102,586	16,581	119,167
Depreciation	(20,517)	(873)	(21,390)
December 31, 2017	$82,069	$15,708	$97,777
Foreign currency translation change	(17,793)	(13,155)	(30,948)
Expenditures	897	84,827	85,724
Disposals	-	(16,990)	(16,990)
Depreciation	(20,697)	(8,711)	(29,408)
December 31, 2018	$44,476	$61,679	$106,155

8.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($593,193 USD at September 30, 2018) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2018, the outstanding balance on the loan obligation was $49,192 (December 31, 2017: $46,109). The change in balance was due to changes in foreign currency translations.

9.	Loans Payable

As of	December 31, 2018	December 31, 2017
Interest bearing loans	$368,113	$903,262
Non-interest-bearing loans	11,955	62,025
Total	$380,068	$965,287

Loans bearing interest, accrue at 10% per annum are all unsecured. All loans are due on demand.

10.	Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date for business combinations (Note 3). The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The Company’s ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The following is a continuity of the Company’s asset retirement obligations:

	December 31, 2018	December 31, 2017

Asset retirement obligations at beginning of year	$2,527,259	$-
Additions	1,127,344	2,302,500
Accretion expense	371,526	224,759
Asset retirement obligations at end of year	$4,026,129	$2,527,259

11.	Common Stock

For the year ended December 31, 2018

(a)	During the first quarter of 2018, the Company closed a series of private placements with the issuance of 6,550,000 shares of common stock, at $0.10 per share for gross proceeds of $655,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,275,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. Cash finance fees of $7,250 were paid to a broker and recorded to share issuance costs.

(b)	On January 30, 2018, the Company issued 500,000 shares of the company’s common stock as partial consideration of an additional 12.25% of the SASB gas field. The common shares were fair valued at $67,500 based on the closing price of the stock on the date of issuance.

(c)	On February 9, 2018, the Company issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

(d)	On March 5, 2018, the Company settled note payables of $250,000 for 2,500,000 shares of common stock. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,250,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. The market price of the stock on the date of settlement was $0.141 and loss of $102,500 was recorded.

(e)	On April 9, 2018, the Company closed a private placement with the issuance of 100,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 50,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(f)	On May 21, 2018, the Company closed a private placement with the issuance of 100,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 50,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(g)	On July 2, 2018, the Company closed a private placement with the issuance of 2,000,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,000,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(h)	On August 20, 2018 the Company closed a private placement with the issuance of 700,000 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 350,000 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(i)	On August 21, 2018, the Company closed a private placement with the issuance of 321,061 shares of common stock at $0.10 per common share with each common share having ½ of one share purchase warrant attached, resulting in the issuance of 160,531 share purchase warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(j)	On October 5, 2018, the Company returned 87,500 shares to treasury.

(k)	On October 26, 2018, $295,000 in debt was settled by issuing 2,950,000 shares at $0.10 per unit. The settlement included $238,048 in outstanding loans payable and an additional loss on settlement of $56,955. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,475,000 warrants. The market price of the stock on the date of settlement was $0.08 and a gain of $2,045 was recorded.

(l)	On October 30, 2018, the Company closed a private placement with the issuance of 5,806,000 common shares of common stock, at $0.10 per share. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 2,903,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. $200,000 of this placement was closed by a broker and subject to cash finance fees of $16,000 and 8% broker warrants for a total of 160,000 warrants with a strike price of $0.30 and a term of two years. Of the shares issued, 4,020,000 were issued for cash at a price of $0.10 per share for gross proceeds of $402,000, and 1,786,000 shares were issued in settlement of debts in the amount of $178,600. The market price of the stock on the date of settlement was $0.08 and gain of $22,7203 was recorded. As of December 31, 2018, $8,000 in proceeds were not yet received and are netted against stock subscriptions and stock to be issued. Proceeds were received subsequent to year end.

(m)	On October 30, 2018, the Company issued 520,000 shares to management and consultants valued at $57,550.

(n)	On November 7, 2018, the Company closed a private placement with the issuance of 2,250,000 common shares of common stock, at $0.10 per share for gross proceeds of $225,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 1,125,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(o)	On November 12, 2018, the Company closed a private placement with the issuance of 262,000 common shares of common stock, 112,500 at $0.10 per share and 150,000 at $0.15 per share for gross proceeds of $33,750. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 131,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. As of December 31, 2018, the shares were not yet issued and are included in stock subscriptions and stock to be issued.

(p)	On November 23, 2018, the Company closed a private placement with the issuance of 200,001 common shares of common stock, at $0.15 per share for gross proceeds of $30,000. Each common share having one share purchase warrant attached, resulting in the issuance of 200,001 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.15 per share of common stock.

For the year ended December 31, 2017

(q)	In January 2017, the Company received subscriptions for 550,000 shares of common stock at $0.20 per share for gross proceeds of $110,000. The Company paid a finder fee of $4,000 and 20,000 broker warrants. On January 17, 2017, the Company issued 5,075,000 shares of common stock for stock subscriptions received during 2017 and 2016. The Company paid a finder’s fee of $4,000.

(r)	On December 12, 2017, the Company closed a brokered private placement for 1,000,000 shares of common stock at $0.10 per share for total proceeds of $100,000. The Company paid a finder’s fee of $4,985.

(s)	During the year ended December 31, 2017, 887,422 restricted stock units vested and were issued.

(t)	As part of a deposit toward the additional 12.25% of the South Akcakoca Sub Basin gas field, 1,000,000 shares were issued as a deposit. The shares were valued at the market rate of $0.09 per share for a total value of $90,000.

(u)	The Company issued restricted stock in the amount of 670,000 shares for services rendered. The shares were valued at $0.12 based on the price of the stock at the close on the last trading day of the effective date of the contract. The fair value assigned was $80,400.

12.	Stock Options

The Board of Directors adopted the Park Place Energy Corp. 2013 Long-Term Incentive Equity Plan (the “Incentive Plan” or “2013 Plan”) effective as of October 29, 2013. The Incentive Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, and other stock-based awards.

The Incentive Plan authorizes the following types of awards:

●	incentive stock options and nonqualified stock options to purchase Common Stock at a set price per share;
●	stock appreciation rights (“SARs”) to receive upon exercise Common Stock or cash equal to the appreciation in value of a share of Common Stock;

●	restricted stock, which are shares of Common Stock granted subject to a restriction period and/or a condition which, if not satisfied, may result in the complete or partial forfeiture of the shares;
●	other stock-based awards, which provide for awards denominated in or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock of the Company, which may include performance shares or options and restricted stock units which provide for shares to be issued or cash to be paid upon the lapse of predetermined restrictions.

Under the 2013 Plan, the maximum number of shares of authorized stock that may be delivered is 10% of the total number of shares of common stock issued and outstanding of the Company as determined on the applicable date of grant of an award under the 2013 Plan. Under the 2013 Plan, the exercise price of each option (or other stock-based award) shall not be less than the market price of the Company’s stock as calculated immediately preceding the day of the grant. The vesting schedule for each option or other stock-based award shall be specified by the Board of Directors at the time of grant. The maximum term of options or other stock-based award granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

A continuity of the Company’s outstanding stock options for the years ended December 31, 2018 and 2017 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2016	1,265,000	$0.14
Granted	2,600,000	0.15
Forfeited	(200,000)	0.15
Expired	(350,000)	0.24
Outstanding, December 31, 2017	3,315,000	0.14
Granted	2,450,000	0.12
Expired	(1,200,000)	0.14
Outstanding, December 31, 2018	4,565,000	$0.13

At December 31, 2018, the Company had the following outstanding stock options:

Number	Exercise Price	Expiry Date	Number Vested
115,000	$0.10	January 21, 2019	115,000
100,000	0.19	March 14, 2020	100,000
900,000	0.18	March 26, 2021	900,000
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
4,565,000			4,565,000

As of December 31, 2018, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.87 years (December 31, 2017: 2.99). The aggregate intrinsic value of the stock options at December 31, 2018 is $Nil (December 31, 2017: $103,050).

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.95%	1.45%
Expected life (years)	4.29	2.50
Expected volatility	211.4%	314%
Weighted average fair value per share	$0.11	$0.11

There was $279,677 in stock based compensation expense related to stock options recognized during the year ended December 31, 2018 (2017: $142,267), that was recorded as stock-based compensation. At December 31, 2018 and 2017, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

On January 17, 2017, the Company issued 5,395,000 share purchase warrants with an exercise price of $0.40 per share with an expiration date of January 17, 2018.

On March 27, 2017, the Company amended the expiration date on 5,500,000 of the 11,000,000 share purchase warrants from August 27, 2017 to August 27, 2018. No other terms of the warrants were amended. The Company recognized expense of $278,870 related to the amendment of the warrants.

During the year ending December 31, 2018, the Company issued 11,998,532 share purchase warrants with an exercise price of $0.30 per share and expiring 24 months from the date of issuance.

On November 23, 2018, the Company reissued the 5,500,000 share purchase warrants which expired on August 27, 2018, for a further two year period, expiring on November 30, 2020, with an exercise price to $0.15. The warrants were fair valued using the Black Scholes model using the following inputs; risk-free interest rate 2.81%, expected life (years) 2.02, expected volatility 237.27% and weighted average fair value per share of $0.13, The Company recognized expense of $474,668 related to the reissuance of the warrants.

A continuity of the Company’s outstanding share purchase warrants for the years ended December 31, 2018 and 2017 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2016	11,000,000	$0.20
Issued	5,395,000	0.40
Expired	(5,500,000)	0.20
Outstanding, December 31, 2017	10,895,000	0.30
Issued	17,498,532	0.25
Expired	(10,895,000)	0.30
Outstanding, December 31, 2018	17,498,532	$0.25

At December 31, 2018, the Company had the following outstanding share purchase warrants:

Number	Exercise Price	Expiry Date
1,650,000	$0.30	January 30, 2020
700,000	0.30	February 9, 2020
500,000	0.30	February 21, 2020
1,675,000	0.30	March 7, 2020
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
17,498,532

The weighted average remaining contractual life of outstanding warrants is 1.65 years (December 31, 2017: 0.35).

14.	Restricted Stock Units

For consideration of management and consulting contracts, 520,000 restricted stock units (“RSUs”) were granted and vested immediately for the year ended December 31, 2018.

The RSUs were fair valued at $57,550 based on the fair market value of the closing price of the common stock of the Company at the grant date. At the option of the holders, one third of the restricted stock units are eligible to be redeemed for cash. These shares were issued on October 30, 2018.

For the years ended December 31, 2018 and 2017, restricted stock expense recorded as stock-based compensation was $57,550 and $80,400, respectively.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2016	2,711,797	$0.17
Forfeited	(1,265,049)	$0.15
Vested	(1,446,748)	0.15
Balance, December 31, 2017	–	$–
Granted	520,000	$0.12
Vested	(520,000)	0.12
Balance, December 31, 2018	–	$–

On February 23, 2017, the Company changed the vesting date for the RSUs issued in 2014 to February 23, 2017 and changed the vesting date for the RSUs issued in 2015 to December 1, 2017. During the year ending December 31, 2017, owing to a consultant were 559,326 RSUs which vested during the year and were not issued. These were settled for cash on April 1, 2018 for $37,463.

15.	Related Party Transactions

At December 31, 2018, $67,345 of accounts payable were to related parties as compared to $132,249 at December 31, 2017. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2018, included in general and administrative expenses is $175,000 (2017: $89,100) in respect of directors and management fees. The Company also recorded $78,432 (2017: $94,784) in respect of share based compensation expense for the vesting of stock options granted to directors and officers of the Company, and $23,750 (2017: $63,600) in respect of restricted stock unit awards granted under management contracts.

16.	Segment Information

During 2018 and 2017, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments included, a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

For the year ended December 31, 2018
	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$4,253,326	$4,253,326

Cost and expenses
Production	-	-	2,802,080	2,802,080
Depletion	-	-	700,219	700,219
Depreciation	-	-	29,408	29,408
Accretion of asset retirement obligation	-	-	371,526	371,526
Stock-based compensation	-	337,227	-	337,227
General and administrative	(778)	1,007,224	1,111,767	2,118,213
Total expenses	(778)	1,344,451	5,015,000	6,358,673

Income (loss) before other income (expenses)	778	(1,344,451)	(761,674)	(2,105,347)
Other income (expenses)
Interest expense	-	(61,196)	-	(61,196)
Interest income	-	-	27,267	27,267
Foreign exchange gain	-	13,655	42,581	56,236
Other gain (loss)	-	(30,000)	289,930	259,930
Warrant modification expense	-	(474,668)	-	(474,668)
Loss on settlement of debt	-	(77,735)	-	(77,735)
Total other income (expense)	-	(629,944)	359,778	(270,166)

Net income (loss)	$778	$(1,974,395)	$(401,896)	$(2,375,513)

Long-term assets	3,117,229	-	3,634,480	6,751,709

For the year ended December 31, 2017
	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$3,883,059	$3,883,059

Cost and expenses
Production	-	-	2,814,672	2,814,672
Depletion	-	-	774,547	774,547
Depreciation	-	-	21,390	21,390
Accretion of asset retirement obligation	-	-	224,759	224,759
Stock based compensation	-	229,961	-	229,961
General and administrative	382	770,599	1,230,128	2,001,109
Total expenses	382	1,000,560	5,065,496	6,066,438

Loss before other income (expenses)	(382)	(1,000,560)	(1,182,437)	(2,183,379)
Other income (expenses)
Interest expense	-	(84,208)	8,182	(76,026)
Foreign exchange loss	-	5,957	(21,469)	(15,512)
Other gain	-	-	63,023	63,023
Taxes	-	(11,767)	-	(11,767)
Warrant modification expense	-	(278,870)	-	(278,870)
Gain on bargain purchase option	-	15,695	-	15,695
Total other income (expense)	-	(353,193)	49,736	(303,457)

Net loss	$(382)	$(1,353,753)	$(1,132,701)	$(2,486,836)
Long-term assets	3,083,831	-	2,737,340	5,723,394

17.	Income Taxes

The Company has net operating losses carried forward of $14,620,816 available to offset taxable income in future years which expire beginning in fiscal 2025.

The Company is subject to United States federal and state income taxes at a rate of 21% in 2018 (2017: 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018	2017
Benefit at statutory rate	$(498,858)	$(845,524)
Permanent differences and other:	-	-
Change in tax rates	(170,498)	2,383,436
Valuation allowance change	669,356	(1,537,912)
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Net operating losses carried forward	$3,391,039	$2,892,181
Oil and gas properties	77,556	77,556
Stock compensation expense	1,050,695	880,197
Other	233	233
Total deferred income tax assets	4,519,523	3,850,167
Valuation allowance	(4,519,523)	(3,850,167)
Net deferred income tax asset	$–	$–

18.	Other Income

The Company received $332,239 in other income from the government, included in other income (expense) for the year ended December 31, 2018. This amount relates to the settlement of a legal and tax dispute with General Directorate of Petroleum Affairs (GDPA) relating to a taxation liability that the Company was assessed for training costs commencing 2008. The Company disputed the assessment but was previously unsuccessful in its application. During 2018, the Company was successful in negotiating a non-legal settlement, overturning the training cost obligation.

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

19.	Subsequent Events

On January 11, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus is being filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securit0ies are being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

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

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2018, 2017, and 2016. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12- Month Average Price
	Oil per (Bbl)	Natural Gas per (Mcf)
Turkey
2018	$66.21	$3.07
2017	$51.69	$3.00

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2018	200,000	736,941	322,824
Purchased	-	343,100	57,183
Production	(47,426)	(146,291)	(71,808)
Revisions of estimates	-	-	-
December 31, 2018	152,574	933,751	308,199

Proved developed reserves
December 31, 2018
Proved developed producing	152,574	933,751	308,199
Proved developed non-producing	-	-	-
Total	152,574	933,751	308,199

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2017	-	-	-
Purchased	220,400	1,029,3000	391,950
Production	(45,030)	(292,359)	(93,757)
Revisions of estimates	24,630	-	24,630
December 31, 2017	200,000	736,941	322,824

Proved developed reserves
December 31, 2017
Proved developed producing	200,000	736,941	322,824
Proved developed non-producing	7,000	-	7,000
Total	207,000	736,941	329,824

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2018 is shown in the table below. In our calculation of Standardized Measure, we have utilized statutory tax rates of 20% for Turkey. GLJ Petroleum Consultants did not estimate the Standardized Measure or future income tax expense.

As of and for the year ended December 31,	2018	2017
(in thousands)
Future cash inflows	$15,858	$13,668
Future production costs	(9,193)	(8,834)
Future development costs	-	-
Future income tax expense	(1,390)	(966)
Future net cash flows	5,275	3,868
10% annual discount for estimated timing of cash flows	(1,490)	(1,033)
Standardized measure of discounted future net cash flows related to proved reserves	$3,785	$2,835

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

As of and for the year ended December 31,	2018	2017
(in thousands)
Balance, beginning of period	2,755	-
Additions during the year	-	3,414
Net change in sales and transfer prices and in production (lifting) costs related to future production	1,302	663
Changes in estimated future development costs	(37)	-
Sales and transfers of oil and gas produced during the period	(1,451)	(1,076)
Previously estimated development costs incurred during the period	39	-
Accretion of discount	497	63
Other	1,094	683
Net change in income taxes	(414)	(912)
Balance, end of period	$3,785	2,835

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2018 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as of December 31, 2018:

Name	Current Office with Company	Since
Arthur Halleran	President, Chief Executive Officer, Director	Director since October 4, 2011, President and CEO since September 2017
David M. Thompson	Chief Financial Officer	Director since October 29, 2013, CFO since September 2017
Barry Wood	Director	Director since December 31, 2018

Dr. Arthur Halleran - President and Chief Executive Officer, Director

Dr. Halleran has been a director since October 4, 2011 and CEO since August, 2017. Dr. Halleran has a Ph.D. in Geology from the University of Calgary and has 33 years of international petroleum exploration experience. His international experience includes work in countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran’s experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously, Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobrudja Basin gas project in Bulgaria. His education and technical experience in the energy sector are valuable to our Company.

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

Dr. Barry Wood – Director

From 2008 to the present Dr. Wood has been an Independent Exploration Advisor, having assisted companies such as Dana Gas, NPC, Sea Dragon, Maurel et Prom and others, establishing new offices, reviewing and recommending new opportunities, preparing contracts and managing G&G programs. From August, 2012 to 2015 Dr. Wood was an Advisor, Exploration, to NPC (Egypt). From 2008 to August 2012 Dr. Wood was an Advisor, Exploration, to Sea Dragon Energy in Egypt. From 2006 to 2007 Dr. Wood was Country Manager for Maurel et Prom, based in Dar es Salaam, Tanzania. From 2001to the present, Dr. Wood founded PetroQuest International Ltd. and advised to them in regards to new exploration fairways in Tanzania, Syria and Egypt. From 1997 to 2001 Dr. Wood was employed at Oxford University Research in regards to Reservoir & Structural Development through Lithospheric Folding. From 1993 to 1997 Dr. Wood was the Exploration Manager for Marathon International Oil Company, based in Cairo, Egypt. From 1989 to 1993 Dr. Wood was the Exploration and General Manager for Marathon International Oil Company, based in Damascus, Syria. From 1985 to 1989 Dr. Wood was the Area Manager, New Ventures, for Marathon International Oil Company, in the areas of Europe, N. & E. Africa, Middle East, based in London and Houston. From 1981 to 1985 Dr. Wood was an Advanced Senior Geologist with Marathon International Oil in Singapore. From 1980 to 1981 Dr. Wood was with Asamera Oil Ltd., Jakarta, Indonesia as a Senior Geologist (N. Sumatra evaluation); from 1978 to 1980 Oasis Oil Company of Libya, Tripoli, Libya as a Senior Geologist (Sirte Basin Evaluation); from 1976 to 1978 Pembina Pipeline, Calgary, Alberta as an Exploration Geologist, Western Canada Basin; and from 1972 to 1976 was with Shell Canada, Calgary, Alberta as a New Ventures Exploration Geologist (Canadian Frontier).

Term of Office

All of our directors hold office until the next annual shareholders meeting or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

Kubilay Yildirim – General Manager (Turkey) – Age 44

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

Ozge Karalli – Finance Director (Turkey) – Age 43

Mrs. Karalli began her career in Deloitte as tax compliance auditor where she was also an audit senior and supervisor between 1998 and 2004. She joined Toreador in 2004 as Accounting Manager and Financial Controller, before becoming the Finance Director of Tiway Oil in 2010. Mrs. Karalli has a Bachelor of Economics degree from Bilkent University and has been a Chartered Public Accountant in Turkey since 2002 and qualified for independent auditor’s certificate in 2015.

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2018, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2018;

(b)	each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2018, and whose total compensation exceeds $100,000 per; and

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Arthur Halleran	2018	110,000	-	11,800	39,216	-	161,016
President & CEO	2017	24,000	-	33,600	59,240	-	116,840

David M. Thompson	2018	62,000	-	9,000	39,216	-	110,216
Chief Financial Officer	2017	16,000	-	30,000	35,544	-	81,544

Scott C. Larsen	2018	-	-	-	-	-	-
Past President & CEO	2017	22.100	-	16,942	-	-	39,042

Notes

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.

Outstanding Equity Awards as of December 31, 2018

The following table summarizes the outstanding equity awards as of December 31, 2018 for each of our Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Scott C. Larsen	400,000	-	-	0.18	March 26, 2021
Arthur Halleran*	50,000	-	-	0.10	January 21, 2019
	100,000	-	-	0.18	March 26, 2021
	500,000	-	-	0.12	September 15, 2022
	350,000	-	-	0.12	October 24, 2023
David M. Thompson*	50,000	-	-	0.10	January 21, 2019
	100,000	-	-	0.18	March 26, 2021
	300,000	-	-	0.12	September 15, 2022
	350,000	-	-	0.12	September 15, 2022

*Includes management and board options

Compensation of Directors

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Arthur Halleran	-	2,950	-	-	-	2,950
David M. Thompson	1,000	-	-	-	-	1,000
Ijaz Khan(2)	2,000	-	-	-	-	2,000
Barry Wood(3)	-	-	-	-	-	-

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.
(2)	Ijaz Khan stepped down as director during the year ended December 31, 2017.
(3)	Barry Wood was appointed director, effective December 31, 2018.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Ijaz Kahn	50,000	-	-	0.10	1-21-2019

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

Mr. Charles Michel resigned on July 17, 2017 as CFO.

On September 18, 2017, the Company entered into an agreement with Arthur Halleran to act as CEO. Pursuant to the agreement, the Company shall issue 280,000 shares for payment of wages for the first three months of service, Halleran shall be paid a monthly salary of $6,000 in arrears with the option to convert wages payable to the Company shares at the average of the 10 day Market Price preceding the end of the month the wages are payable. For the period following the month during which the $1,000,000 Capital Raise is completed, a monthly salary of $10,000 payable monthly in arrears with the option to convert wages payable to shares at the average of the 10-day Market Price preceding the end of the month the wages are payable. Subject to a capital raise great than $5,000,000, the CEO shall be paid a monthly salary of $13,000 per month. As a signing bonus, the CEO was issued 500,000 stock options, exercisable for a period of 5 years from the date of issuance at an exercise price of $0.12 per share. On each of the anniversary of the agreement, the Company shall issue 100,000 fully vested RSUs, so long as the agreement remains in effect. If during the term of this Agreement the Company completes any cash financing of $5,000,000 the Company shall issue to Halleran 250,000 fully vested RSUs for each $5,000,000 raised.

On September 18, 2017, the Company entered into an agreement with David Thompson to act as CFO. Pursuant to the agreement, the Company shall issue 250,000 shares for payment of wages for the first three months of service, Thompson shall be paid a monthly salary of $4,000 in arrears with the option to convert wages payable to the Company shares at the average of the 10 day Market Price preceding the end of the month the wages are payable. For the period following the month during which the $1,000,000 Capital Raise is completed, a monthly salary of $8,000 payable monthly in arrears with the option to convert wages payable to shares at the average of the 10-day Market Price preceding the end of the month the wages are payable. Subject to a capital raise great than $5,000,000, the CEO shall be paid a monthly salary of $10,000 per month. As a signing bonus, the CFO was issued 300,000 stock options, exercisable for a period of 5 years from the date of issuance at an exercise price of $0.12 per share. On each of the anniversary of the agreement, the Company shall issue 75,000 fully vested RSUs, so long as the agreement remains in effect. If during the term of this Agreement the Company completes any cash financing of $5,000,000 the Company shall issue to Thompson 200,000 fully vested RSUs for each $5,000,000 raised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2018 regarding the beneficial ownership of our common stock by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

●	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 83,360,966 shares of common stock outstanding as of December 31, 2018.

For the purposes of the information provided below, (i) shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2018, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of December 31, 2018
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	8,780,000	(2)	10.5%
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	5,700,000	(2)	6.8%
Century House Holdings Limited Craigmuir Chambers Roadtown Tortola, BIV	5,688,163	(2)	6.8%
Kishwar Tyab 12550 103 Ave Surrey, BC V2V 3G1	4,706,825	(2)	5.6%
Arthur Halleran PO Box 1476, 6189 Lind Lake Pit Rd, Fort St. James, BC, V0J 1P0	1,650,000	(2)	2.0%
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	2,050,000	(2)	2.5%
Named Executive Officers and Directors as a Group	3,700,000	(2)	4.4%

Notes

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31, 2018.

(2)	Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 2,350,000 warrants; Aura Oil Holdings Ltd. – 150,000 warrants; Century House Holdings Limited – 625,000 warrants; Kishwar Tyab – 1,475,000 warrants; Arthur Halleran – 175,000 warrants and 1,000,000 options; David Thompson – 275,000 warrants and 800,000 options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Saturna Group Chartered Professional Accountants LLP (“Saturna Group”) and Whitley Penn LLP (“Whitley Penn”) performed the services listed below and was paid the fees listed below for the fiscal years ended December 31, 2018 and December 31, 2017:

Audit Fees

	2018	2017
Whitley Penn	$118,028	$94,528

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

Audit Related Fees

	2018	2017
Whitley Penn	None	None

Tax Fees

	2018	2017
Whitley Penn	$11,222	$1,075

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

	2018	2017
Whitley Penn	None	None

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

PART IV

ITEM 15. EXHIBITS

Certificate of Incorporation and Bylaws

3.1	Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)

Material Contracts

10.01	Larsen Energy Consulting Inc. Agreement dated May 1, 2013 (2)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (3)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (4)
10.05	2011 Stock option plan dated November 21, 2011 (5)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (6)
10.07	First Amendment to the Larsen Energy Consulting Inc. Agreement dated August 1, 2014 (7)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2018 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

Notes

(1)	Incorporated by reference from our Current Report on Form 8- A12G filed with the SEC on November 13, 2015.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(6)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 6, 2014.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: April 16, 2019

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: April 16, 2019

By:	/s/ David Thompson
David Thompson
Chief Financial Officer
Date: April 16, 2019

By:	/s/ Barry Wood
Barry Wood
Director
Date: April 16, 2019

