Form 10-Q
period 2019-03-31
Trillion Energy International Inc.
filed 2019-06-25
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55539

TRILLION ENERGY INTERNATIONAL INC.

(formerly known as Park Place Energy, Inc.)

(Exact name of small business issuer as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 700, 838 West Hastings Street, Vancouver British Columbia, Canada	V6C 0A6
(Address of principal executive offices)	(Zip Code)

(778) 819-8503

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 83,623,466 shares of common stock outstanding as of June 17, 2019.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$317,378	$795,520
Receivables	1,053,305	661,298
Prepaid expenses and deposits	201,637	296,827
Total current assets	1,572,320	1,753,645

Oil and natural gas properties, net	6,529,269	6,650,932
Property and equipment, net	143,346	106,155
Restricted cash	98,081	102,751
Note receivable	48,217	49,192
Total assets	$8,391,233	$8,662,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,366,502	$1,385,394
Loans payable	389,006	380,068
Operating lease liability - current	15,465	-
Total current liabilities	1,770,973	1,765,462
Asset retirement obligation	4,126,782	4,026,129
Operating lease liability – long term	35,958	-
Total liabilities	5,933,713	5,791,591
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 83,623,466 and 83,360,966 shares, respectively.	837	834
Additional paid-in capital	26,253,904	26,220,157
Stock subscriptions and stock to be issued	15,552	41,302
Accumulated other comprehensive loss	(237,207)	(130,660)
Accumulated deficit	(23,575,566)	(23,260,549)
Total stockholders’ equity	2,457,520	2,871,084
Total liabilities and stockholders’ equity	$8,391,233	$8,662,675

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Oil and natural gas sales	$1,024,784	$964,022
Cost and expenses
Production	658,453	711,621
Depletion	151,400	163,049
Depreciation	12,353	5,348
Accretion of asset retirement obligation	100,653	84,058
General and administrative	417,480	420,966
Total expenses	1,340,339	1,385,042
Loss before other income (expense)	(315,555)	(421,020)
Other income (expense)
Interest income	6,447	3,343
Interest expense	(9,138)	(22,183)
Accretion of operating lease liability	(1,424)	-
Loss on debt settlement	-	(102,500)
Other expense	(77)	-
Foreign exchange loss	4,730	(7,803)
Total other income (expense)	538	(129,143)
Net loss for the period	$(315,017)	$(550,163)

Loss per share, basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding	83,489,299	59,467,328
Other comprehensive income (loss)
Change in foreign currency translation adjustments	$(106,547)	$249,963
Comprehensive loss for the period	$(421,564)	$(300,200)

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854
Issuance of common stock	16,278,562	163	1,633,960	–	–	–	1,634,123
Stock subscriptions received	–	–	–	41,302	–	–	41,302
Stock issuance costs	–	–	(33,834)	–	–	–	(33,834)
Vesting of restricted stock units	1,190,000	12	137,938	(80,400)	–	–	57,550
Stock-based compensation expense	–	–	279,677	–	–	–	279,677
Warrant modification expense	–	–	474,668	–	–	–	474,668
Issuance of finders warrants	–	–	10,584	–	–	–	10,584
Stock-issued for debt settlement	7,236,000	73	744,292	–	–	–	744,365
Stock issued as deposit for oil and gas property	500,000	5	67,495	–	–	–	67,500
Returned to treasury	(87,500)	(1)	–	–	–	–	(1)
Currency translation adjustment	–	–	–	–	4,809	–	4,809
Net loss	–	–	–	–	–	(2,375,513)	(2,375,513)
Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	–	–	8,000
Currency translation adjustment	–	–	–	–	(106,547)	–	(106,547)
Net loss	–	–	–	–	–	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	$837	$26,253,904	$15,552	$(237,207)	$(23,575,566)	$2,457,520

See accompanying notes to interim consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss for the period	$(315,017)	$(550,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	151,400	163,049
Depreciation	12,353	5,348
Accretion of asset retirement obligation	100,653	84,058
Accretion of operating lease liability	1,424	-
Loss on debt settlement	-	102,500
Interest from loans payable	9,138	22,183
Changes in operating assets and liabilities:
Receivables	(436,306)	(334,478)
Prepaid expenses and deposits	77,596	39,646
Accounts payable and accrued liabilities	30,439	287,697
Net cash used in operating activities	(368,320)	(180,160)
Investing activities:
Oil and gas properties expenditures	(31,048)	(309,515)
Net cash used in investing activities	(31,048)	(309,515)
Financing activities:
Proceeds from stock subscriptions received	8,000	675,000
Share issuance costs	-	(7,250)
Payments of operating lease liability	(5,264)	-
Proceeds from loans payable	3,000	2,500
Repayments of loans payable	(3,200)	(92,520)
Net cash provided by financing activities	2,536	577,730
Effect of exchange rate changes on cash and restricted cash	(85,980)	(15,314)
Change in cash and restricted cash	(482,812)	72,741
Cash and restricted cash at beginning of period	898,271	258,164
Cash and restricted cash at end of period	$415,459	$330,905

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	317,378	795,520
Restricted cash, end of period	98,081	102,751
Cash, cash equivalents and restricted cash, end of period	$415,459	$898,271

Non-cash investing and financing activities:
Restricted stock issued for oil and gas property expenditures	$-	$67,500
Issuance of common stock for restricted stock units	$-	$80,400
Loans payable converted to stock	$-	$250,000
Asset retirement cost addition	$-	$1,127,344
Operating lease right-of-use asset addition	$60,390	$-

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(unaudited)

1.	Organization

Trillion Energy International Inc. and its consolidated subsidiaries, (“Trillion Energy”, the “Company” and formerly known as Park Place Energy, Inc.) is a U.S. based oil and natural gas exploration and production company. Our corporate headquarters are located at Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada. The Company also has registered offices in Turkey and Bulgaria. The Company was incorporated in Delaware in 2015.

On January 11, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus is being filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securities are being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

The consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Trillion Energy’s annual report on Form 10-K for the year ended December 31, 2018.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Accounts receivable consist of oil and natural gas receivables. The Company has classified these as short-term assets in the balance sheet because the Company expects repayment or recovery within the next 12 months. The Company evaluates these accounts receivable for collectability and, when necessary, records allowances for expected unrecoverable amounts. The Company deems all accounts receivable to be collectable and has not recorded any allowance for doubtful accounts.

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

(g)	Oil & Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations, whereby all costs of exploring for and developing oil and natural gas reserves are capitalized and accumulated in cost centers on a country-by-country basis. Costs include: license and land acquisition costs, geological, engineering, geophysical, seismic, and other data, carrying charges on non-productive properties and costs of drilling and completing both productive and non-productive wells. General and administrative costs which are associated with acquisition, exploration and development activities are capitalized. General and administrative costs are capitalized other than to the extent of the Company’s working interest in operated capital expenditure programs on which operator’s fees have been charged equivalent to standard industry operating agreements.

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

Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives are: other equipment are depreciated over 20 years; and operating lease right-of-use assets and leasehold improvements are depreciated over the term of the lease.

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

The Company computes loss per share of Company stock in accordance with ASC 260 “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2019 and 2018, the Company had 22,154,782 and 11,990,000 potentially dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

(o)	Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

New Accounting Pronouncements

Adopted in the Current Year

(p)	Leases

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements.

The Company adopted the new standard effective January 1, 2019 and elected the modified retrospective for the transition. The Company elected the following practical expedients:

●	Transition method practical expedient – permits the Company to use the effective date as the date of initial application. Upon adoption, the Company did not have a cumulative-effect adjustment to the opening balance of retained earnings. Financial information and disclosures for periods before January 1, 2019 were not updated.

●	Package of practical expedients – permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. This allowed the Company to continue classifying its leases at transition in substantially the same manner.

●	Single component practical expedient – permits the Company to not separate lease and non-lease components of leases. Upon transition, rental income, expense reimbursement, and other were aggregated into a single line within rental and other revenues on the condensed consolidated statement of operations.

●	Short-term lease practical expedient – permits the Company not to recognize leases with a term equal to or less than 12 months.

Lessee Accounting

The new standard requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating at inception, with classification affecting the pattern and recording of expenses in the statement of operations. Upon transition the Company recognized lease assets and lease liabilities principally for its office lease. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its incremental borrowing rate at January 1, 2019. The weighted-average rate applied was 10%. Refer to Notes 6 and 9.

3.	Deposits

Included in prepaid expenses and deposits for the three months ended March 31, 2019, is approximately $161,311 relating to field insurance for the Turkey Operations.

Included in prepaid expenses and deposits for the year ended December 31, 2018, is approximately $237,791 relating to field insurance for the Turkey Operations.

4.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

5.	Oil and Natural Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2018	$3,083,831	$2,639,563	$5,723,394
Foreign currency translation change	(3,697)	-	(3,697)
Expenditures	37,095	467,015	504,110
Depletion	-	(700,219)	(700,219)
Asset retirement cost addition	-	1,127,344	1,127,344
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Foreign currency translation change	(1,311)	-	(1,311)
Expenditures	-	31,048	31,048
Depletion	-	(151,400)	(151,400)
March 31, 2019	$3,115,918	$3,413,351	$6,529,269

Bulgaria

The Company holds a 98,205-acre oil and natural gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five-year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal, or diagonal) and conduct other exploration activities during the initial term. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

Turkey

Cendere oil field

The primary asset of the Trillion Energy Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API.

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 150 bopd (barrels oil per day) net to the Company. During April 2019, the Company’s average net oil was 128.17 bopd at 96% water cut.

At December 31, 2018, the Cendere field was producing 170 barrels of oil equivalent per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels of oil equivalent per day during 2018 net to the Trillion Energy Turkey Companies. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of May 1, 2019, 20.3MMbbls of oil have been produced from the Cendere Field.

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

6.	Property and Equipment

	Operating lease asset	Leasehold improvements	Other equipment	Total
January 1, 2018	$-	$82,069	$15,708	$97,777
Foreign currency translation change	-	(17,793)	(13,155)	(30,948)
Expenditures	-	897	84,827	85,724
Disposals	-	-	(16,990)	(16,990)
Depreciation	-	(20,697)	(8,711)	(29,408)
December 31, 2018	$-	$44,476	$61,679	$106,155
Additions	60,390	-	-	60,390
Foreign currency translation change	(3,812)	(2,896)	(4,138)	(10,846)
Depreciation	(4,508)	(3,442)	(4,403)	(12,353)
March 31, 2019	$52,071	$38,138	$53,138	$143,346

7.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($585,114 USD at March 31, 2019) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of March 31, 2019, the outstanding balance on the loan obligation was $48,217 (December 31, 2018: $49,192). The change in balance was due to changes in foreign currency translations.

8.	Loans Payable

As at	March 31, 2019	December 31, 2018
Interest bearing loans	$374,051	$368,113
Non-interest-bearing loans	14,955	11,955
Total	$389,006	$380,068

Loans bearing interest, accrue at 10% per annum are all unsecured. All loans are due on demand. No interest has been inputted on the non-interest-bearing loans as it would be immaterial to the financial statements.

9.	Leases

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space which was classified as an operating lease. Upon adoption of Topic 842, on January 1, 2019 the Company recognized an addition to right-of-use assets of $60,309 and lease liabilities of $59,076. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of prepaid leasehold improvements incurred in lieu of twelve months rent which was included within the right-of-use asset recognized upon transition. As of March 31, 2019, the lease had remaining terms of 3 years and a weighted average remaining lease term of 3 years. Operating right-of-use assets and lease liabilities have been included within property and equipment and lease liabilities on the Company’s condensed consolidated balance sheet as follows:

Right-of-use asset	March 31, 2019
Lease asset	$52,071
Leasehold improvements	38,138
Total right-of-use asset	$90,209

Lease liability	March 31, 2019
Current portion	$15,465
Long-term portion	35,958
Total lease liability	$51,423

Operating lease liabilities are measured at the commencement date based on the present value of future lease payments. As the Company’s lease did not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The Company used a weighted average discount rate of 10% in determining its lease liabilities. The discount rate was derived from the Company’s assessment of current borrowings.

Operating lease right-of-use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Accretion on operating lease liabilities for the three months ended March 31, 2019 was $1,424. Principal payments against the operating lease liabilities for the three months ended March 31, 2019 was $5,264.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of March 31, 2019 for the next five years and thereafter are as follows:

2019	$14,933
2020	19,911
2021	19,911
2022	4,978
2023	-
Thereafter	-
Total future minimum lease payments	$59,733
Discount	(8,310)
Total	$51,423

10.	Asset Retirement Obligations

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

The following is a description of the Company’s asset retirement obligations:

	March 31, 2019	December 31, 2018

Asset retirement obligations at beginning of period	$4,026,129	$2,527,259
Additions	-	1,127,344
Accretion expense	100,653	371,526
Asset retirement obligations at end of period	$4,126,782	$4,026,129

11.	Common Stock

For the three months ended March 31, 2019

(a)	On February 15, 2019, the Company issued 112,500 at $0.10 per share for gross proceeds of $11,250, pursuant to a private placement closed on November 12, 2018, and included in stock subscriptions and to be issued as of December 31, 2018. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 56,250 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(b)	On February 15, 2019, the Company issued 150,000 common shares at $0.15 per share for gross proceeds of $22,500, pursuant to a private placement closed on November 12, 2018, and included in stock subscriptions and to be issued as of December 31, 2018. Each common share having one share purchase warrant attached, resulting in the issuance of 150,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

For the three months ended March 31, 2018

(a)	During the period, the Company closed several private placements with the issuance of 6,550,000 shares of common stock, at $0.10 per share for gross proceeds of $655,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,275,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

(b)	The Company received a further $20,000 in subscriptions, which were closed subsequent to period end and issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

(c)	On a private placement, a broker fee of $7,250 was paid and offset against paid up capital.

(d)	On January 30, 2018, the Company issued 500,000 shares of the company’s common stock as partial consideration of an additional 12.25% of the South Akcakoca Sub Basin (“SASB”) gas field. The common shares were fair valued at $67,500 based on the closing price of the stock on the date of issuance.

(e)	On March 5, 2018 the Company settled note payables of $250,000 for 2,500,000. The market price of the stock on the date of settlement was $0.141 and loss of $102,500 was recorded.

12.	Stock Options

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

A continuity of the Company’s outstanding stock options for the three months ended March 31, 2019 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	$0.13
Expired	(115,000)	0.10
Outstanding, March 31, 2019	4,450,000	$0.13

At March 31, 2019, the Company had the following outstanding stock options:

Number	Exercise Price	Expiry Date	Number Vested
100,000	$0.19	March 14, 2020	100,000
900,000	$0.18	March 26, 2021	900,000
1,000,000	$0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
4,450,000			4,450,000

As of March 31, 2019, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.72 years (December 31, 2018: 3.87). The aggregate intrinsic value of the stock options at March 31, 2019 is $131,100 (December 31, 2018: $Nil).

There was no compensation expense related to stock options recognized during the three months ended March 31, 2019 and 2018. At March 31, 2019, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

A continuity of the Company’s outstanding share purchase warrants for the three months ended March 31, 2019 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	$0.25
Issued	206,250	0.30
Outstanding, March 31, 2019	17,704,782	$0.25

At March 31, 2019, the Company had the following outstanding share purchase warrants:

Number	Exercise Price	Expiry Date
1,650,000	$0.30	January 30, 2020
700,000	0.30	February 9, 2020
500,000	0.30	February 21, 2020
1,675,000	0.30	March 7, 2020
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
206,250	0.30	February 15, 2021
17,704,782

The weighted average remaining contractual life of outstanding warrants is 1.41 years (December 31, 2018: 1.65).

14.	Related Party Transactions

At March 31, 2019, $104,945 of accounts payable were to related parties as compared to $67,345 at December 31, 2018 for outstanding management and consulting fees. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

During the three months ended March 31, 2019, included in general and administrative expenses is $37,500 (2018: $50,000) in respect of directors and management fees.

15.	Segment Information

During 2019 and 2018, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operated a few segments, a head office in Canada, an oil and natural gas operations in Turkey and its oil and natural gas properties are located in Bulgaria.

For the period ended March 31, 2019

	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$1,024,784	$1,024,784

Cost and expenses
Production	-	-	658,453	684,453
Depletion	-	-	151,400	151,400
Depreciation	-	-	12,353	12,353
Accretion of asset retirement obligation	-	-	100,653	100,653
General and administrative	459	160,243	256,778	417,480
Total (recovery) expenses	$459	$160,243	$1,179,637	$1,340,339

Income (loss) before other income (expenses)	$(459)	$(160,243)	$(154,853)	$(315,555)
Other income (expenses)
Interest income	-	-	6,447	6,447
Interest expense	-	(9,138)	-	(9,138)
Accretion of operating lease liability	-	-	(1,424)	(1,424)
Foreign exchange gain (loss)	-	2,067	2,663	4,730
Other expense	-	-	(77)	(77)
Total other income (expense)	$-	$(7,071)	$7,609	$538

Net Income (loss)	$(459)	$(167,314)	$(147,244)	$(315,017)

Long Lived Assets	$3,115,918	$-	$3,525,649	$6,641,567

For the period ended March 31, 2018

	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$-	$-	$964,022	$964,022

Cost and expenses
Production	-	-	711,621	711,621
Depletion	-	-	163,049	163,049
Depreciation	-	-	5,348	5,348
Accretion of asset retirement obligation	-	-	84,058	84,058
General and administrative	(150)	178,344	242,772	420,966
Total (recovery) expenses	$(150)	$178,344	$1,206,848	$1,385,042

Income (loss) before other income (expenses)	$150	$(178,344)	$(242,826)	$(421,020)
Other income (expenses)
Interest income	-	-	3,343	3,343
Interest expense	-	(22,183)	-	(22,183)
Foreign exchange gain (loss)	-	2,455	(10,258)	(7,803)
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(122,228)	$(6,915)	$(129,143)

Net Income (loss)	$150	$(300,572)	$(249,741)	$(550,163)

Long Lived Assets	$-	$-	$4,163,304	$4,163,304

16.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Three Months Ended March 31,
	2019	2018
Benefit at statutory rate	$(66,154)	$(115,534)
Permanent differences and other:	-	-
Valuation allowance change	66,154	115,534
Income tax provision	$–	$–

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

Our MD&A should be read in conjunction with our unaudited financial statements of Trillion Energy International Inc. (“Trillion Energy”, Company”, “we”, and “our” and formerly known as Park Place Energy, Inc.) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2018.

Our website can be found at www.trillionenergy.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), can be accessed free of charge by linking directly from our website under the “Investor Relations - SEC Filings” caption to the SEC’s Edgar Database.

Executive Summary

Trillion Energy is a U.S. based oil and gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey, and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

On January 11, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus is being filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securities are being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and natural gas producing fields in Turkey. The purchase price for the acquisition of the Trillion Energy Turkey Companies from Tiway Oil B.V. was $2.1 million. At March 31, 2019 net production from these fields was around 199.52 boepd (barrel of oil equivalent per day).

The primary asset of the Trillion Energy Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of May 1, 2019, 20.3MMbbls of oil have been produced from the Cendere Field. During April 2019, the Company’s average net oil was 128.17 bopd at 96% water cut.

A description of the Cendere Field geological and reservoir characteristics is as follows. The reservoirs are located in the South East Anatolian Basin and within the Middle Cretaceous period. The carbonated Derdere Formation is the main reservoir in Cendere Field and has dolomitization and fracturing which enhance its production characteristics. There are also four additional oil reservoirs contained within Cendere Field.

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

At March 31, 2019, the gross oil production rate for the producing wells in Cendre was 142 bbls/day; the average daily 2018 gross production rate for the field was 770 bbls/day. As of May 2019, oil is currently sold at a price of approximately US$67 per barrel for a netback per barrel of approximately US$32. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels per day during 2018 net to the Trillion Energy Turkey Companies.

The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 on February 8, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. On March 31, 2019, net gas production to the Company was around 427 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended March 31, 2019 and 2018 which are included herein.

Revenue

Revenue increased from $964,022 to $1,024,784, growth of 6.3%, for the three months ended March 31, 2019. Revenue increased due to additional production relating to the acquisition of an additional 12.25% working interest in a producing gas property and increased oil prices per barrel.

Expenses

Our general and administrative expenses for the three months ended March 31, 2019 were $417,480 compared to $420,966 for the three months ended March 31, 2018. $160,702 in expenses were from the North American head office compared to $178,344 in the three months ended March 31, 2018, which resulted in a year over year decrease of $17,492. The decrease is mostly attributable to a decrease in general & administrative expenses in the North American operations; $56,150 was for consulting and management fees (2018 - $131,643) and $35,455 in audit and financial services (2018 - $22,142) and partially offset by increased legal and professional fees of $53,774 (2018 - $8,535). The decrease in general and administrative expenses was also partially offset by Turkey general and administrative expenses which accounted for $256,778 of the total general and administrative for 2019 compared to $242,722 for the three months ended March 31, 2018 resulting in a year over year increase of $14,056.

The Company incurred production expenses related to its Tiway operations of $658,453, depletion charges of $151,400, depreciation expense of $12,353 and accretion expense of $100,653 for the three months ended March 31, 2019 compared to production expenses of $711,621, depletion charges of $163,049, depreciation expense of $5,348 and accretion expense of $84,058 for the three months ended March 31, 2018. Production and depletion expenses decreased by $64,817 for the period due to a strengthening of the US dollar compared to the Turkish Lira. This was partially offset by an increase to accretion of asset retirement costs of $16,595 due to the increase in the cost base to the asset retirement obligation from the Foinovan interest acquisition and an increase to depreciation of $7,005 due to the transition to Topic 842 for lease assets and liabilities.

Other Income (Expense)

For the three months ended March 31, 2019, the Company recorded other income (expense) of $538 compared to other income (expense) of ($129,143) for the same period in 2018. This overall decrease in other (expense) was due to a $102,500 loss on debt settlement recorded in 2018.

Loss

Our net loss for the three months ended March 31, 2019 was $315,017 compared to $550,163 for the three months ended March 31, 2018. The decrease in overall net losses was a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2019	December 31, 2018
	(Unaudited)
Cash	$317,378	$795,520
Working capital deficiency	(198,653)	(11,817)
Total assets	8,391,233	8,662,675
Total liabilities	5,933,713	5,791,591
Stockholders’ equity	2,457,520	2,871,084

Cash Used in Operating Activities

We used cash of $368,320 from operating activities for the three months ended March 31, 2019 compared to $180,160 for the three months ended March 31, 2019. The loss of $315,017 was offset by $274,968 in non-cash expenses for the three months ended March 31, 2019. An increase of $436,306 in receivables from the additional output associated with the increase in working interest and the increased revenue pushed operating outflows to $328,271. Accounts payable and accrued liabilities increased cash inflows by $30,439 which increased solely in the parent company’s operations.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $31,048 compared to $309,515 in the comparative period due to the Company adding a further interest to the SASB field in the first quarter of 2018.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the three months ended March 31, 2019, we received net cash of $8,000 for stock subscriptions and $3,000 in proceeds from notes payable while repaying $3,200 in loans payable and operating lease payments of $5,264. During the three months ended March 31, 2018, we received net cash of $675,000 for stock subscriptions while repaying $92,520 in loans payable

Future Operating Requirements

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

As of March 31, 2019, the Company had unrestricted cash of $317,378. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended March 31, 2019 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: June 25, 2019

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: June 25, 2019

