Form 10-Q/A
period 2019-03-31
Trillion Energy International Inc.
filed 2019-06-28
CIK 1648636

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

EXPLANATORY NOTE

This Amendment No, 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Trillion Energy International Inc. (“the Company”) for the quarterly period ended March 31, 2019 as originally filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2019 (the “Original Filing”). This amendment restates and reflects changes in certain projections regarding the future operating requirements and plan of operations of the Company for the 12 month period following the original filing. Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been changed accordingly.

For convenience and ease of reference, the Company is re-filing the Quarterly Report in its entirety, with the applicable amendments. Unless otherwise stated, all information contained in this amendment is stated as of June 25, 2019, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to June 25, 2019. No information in the Original Filing has been amended except as described above. Currently-dated certifications from our Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

The Turkey assets consist of oil and gas exploration and production companies which have producing oil and gas fields in Turkey, one of which is offshore and the other onshore. The principal producing field is Cendere oil field, which is described below. The Cendere Field is a long-term low decline oil reserve. The Company has about 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company.

Based on our current plan of operations, we estimate that we will require approximately $600,000 to pursue our plan of operations over the next 12 months. We plan to spend approximately $50,000 on the Turkish properties primarily for engineering and reports based on reprocessing of data and $50,000 on an environmental report for our Bulgarian natural gas exploration property. We also plan to improve our working capital deficit by paying off loans and accounts payable of $100,000. The operations in Turkey are self-sustaining and will generate net cash flow sufficient to fund in-country general and administrative expenses as well as a portion of our head office overhead. We will require approximately $250,000 for general and administrative expenses. We plan to spend $20,000 on a CSE stock exchange listing.

Our current plan of operations in the period 12 months from now contemplates reprocessing of data for the Turkish and Bulgarian properties.

Mid-term (1 to 4 years) milestones include drilling additional oil and gas wells in Bulgaria and Turkey. The Company’s share of the cost of drilling and completing horizontal wells on the Cendere Oil Field is approximately $1,000,000 each (based on our 19.6% working interest in the Cendere Oil Field –the total cost per well is $5,000,000). The Company’s share of the cost to drill and complete additional directional wells on the SASB Gas Field is approximately $3.900,000 per well (based on our 49% working interest in the SASB Gas Field – the total cost per well is $8,000,000). Actual drilling and completion costs are constantly fluctuating and may significantly change at the time drilling commences. Additionally, the Company plans to drill one oil exploration well on the Derrick exploration license in Turkey. The Company’s anticipates undertaking work on the Derrick license in cooperation with a farm-out partner. No prospective farm-out partner has been identified as at the date of this Prospectus and there is no guarantee that a suitable partner will be secured.

Long-term (4+ years) milestones include conducting seismic, and one re-entry well in Bulgaria, at an estimated aggregate cost of $3,000,000 of which the Company anticipates paying 100%.

As of March 31, 2019, the Company had unrestricted cash of $317,378. The Company is attempting to raise additional capital to fund future exploration and operating requirements. The Company will seek to raise between $500,000 and $1,000,000 in August and September 2019, subsequent to the anticipated listing of its common shares on the CSE. This will be accomplished by private placement or public equity offering. Until that time, the Company intends to rely on its current working capital and, as necessary, a reduction of operating costs, the sale of non-material assets, deferring accounts payable, and smaller private placement equity or debt financings to address day to day operating requirements.

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
Date: June 28, 2019

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: June 28, 2019

