Form 10-Q
period 2019-06-30
Trillion Energy International Inc.
filed 2019-08-29
CIK 1648636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 83,743,466 shares of common stock outstanding as of August 28, 2019.

TRILLION ENERGY INTERNATIONAL INC.
Formerly known as Park Place Energy, Inc.

Form 10-Q

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$638,747	$795,520
Receivables	1,026,966	661,298
Prepaid expenses and deposits	114,595	296,827
Total current assets	1,780,308	1,753,645

Oil and natural gas properties, net	6,371,679	6,650,932
Property and equipment, net	128,901	106,155
Restricted cash	97,242	102,751
Note receivable	48,859	49,192
Total assets	$8,426,989	$8,662,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,442,804	$1,385,394
Loans payable	539,168	380,068
Operating lease liability - current	15,522	-
Total current liabilities	1,997,494	1,765,462
Asset retirement obligation	4,229,952	4,026,129
Operating lease liability – long term	31,176	-
Total liabilities	6,258,622	5,791,591
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 83,623,466 and 83,360,966 shares, respectively.	837	834
Additional paid-in capital	26,253,904	26,220,157
Stock subscriptions and stock to be issued	15,552	41,302
Accumulated other comprehensive loss	(246,040)	(130,660)
Accumulated deficit	(23,855,886)	(23,260,549)
Total stockholders’ equity	2,168,367	2,871,084
Total liabilities and stockholders’ equity	$8,426,989	$8,662,675

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Oil and natural gas sales	$999,688	$1,125,553	$2,024,472	$2,089,575
Cost and expenses
Production	668,742	729,273	1,327,195	1,440,894
Depletion	164,853	190,345	316,253	353,394
Depreciation	11,293	9,891	23,646	15,239
Accretion of asset retirement obligation	103,170	93,467	203,823	177,525
General and administrative	384,690	442,720	802,170	863,686
Total expenses	1,332,748	1,465,696	2,673,087	2,850,738
Loss before other income (expenses)	(333,060)	(340,143)	(648,615)	(761,163)
Other income (expenses)
Interest expense	(9,637)	(14,915)	(18,775)	(37,098)
Interest income	7,722	2,239	14,169	5,582
Accretion on lease liability	(1,209)	-	(2,633)	-
Foreign exchange gain (loss)	(12,270)	(18,361)	(7,540)	(26,164)
Other income (expense)	68,134	332,239	68,057	332,239
Loss on debt settlement	-	-	-	(102,500)
Total other income (expenses)	52,740	301,202	53,278	172,059
Net loss for the period	$(280,320)	$(38,941)	$(595,337)	$(589,104)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	83,623,466	68,599,459	83,556,753	62,048,754

Other comprehensive income (loss)
Change in foreign currency translation adjustments	(8,833)	(88,108)	(115,380)	161,855
Other comprehensive loss	$(289,153)	$(127,049)	$(710,717)	$(427,249)

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854
Issuance of common stock	6,550,000	66	654,934	–	–	–	655,000
Stock subscriptions received	–	–	–	20,000	–	–	20,000
Vesting of restricted stock units	670,000	7	80,393	(80,400)	–	–	–
Stock-issued for debt settlement	2,500,000	25	352,475	–	–	–	352,500
Stock issued as deposit for oil and natural gas property	500,000	5	67,495	–	–	–	67,500
Financial broker fee			(7,250)				(7,250)
Currency translation adjustment	–	–	–	–	249,963	–	249,963
Net loss	–	–	–	–	–	(550,163)	(550,163)
Balance, March 31, 2018	68,463,904	685	24,053,424	20,000	114,494	(21,435,199)	2,753,404
Issuance of common stock	200,000	2	19,998	–			20,000
Stock subscriptions received				190,000			190,000
Currency translation adjustment	–	–	–	–	(88,108)	–	(88,108)
Net loss						(38,941)	(38,941)
Balance, June 30, 2018	68,663,904	687	24,073,422	210,000	26,386	(21,474,140)	2,836,355

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	-	-	8,000
Currency translation adjustment	-	-	-	-	(106,547)	-	(106,547)
Net loss	-	-	-	-	-	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	837	26,253,904	15,552	(237,207)	(23,575,566)	2,457,520
Currency translation adjustment	–	–	–	–	(8,833)	–	(8,833)
Net loss	–	–	–	–	–	(280,320)	(280,320)
Balance, June 30, 2019	83,623,466	$837	$26,253,904	$15,552	$(246,040)	$(23,855,886)	$2,168,367

See accompanying notes to interim consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss for the period	$(595,337)	$(589,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	316,253	353,394
Depreciation	23,646	15,239
Accretion of asset retirement obligation	203,823	177,525
Accretion of operating lease liability	2,633	-
Loss on debt settlement	-	102,500
Interest from loans payable	18,775	37,098
Unrealized foreign exchange gain	(5,183)	-
Changes in operating assets and liabilities:
Receivables	(422,413)	(398,803)
Prepaid expenses and deposits	159,517	73,177
Accounts payable and accrued liabilities	120,599	13,766
Net cash used in operating activities	(177,687)	(215,208)
Investing activities:
Property and equipment additions	-	(75,990)
Oil and natural gas properties expenditures	(37,448)	(309,515)
Net cash used in investing activities	(37,448)	(385,505)
Financing activities:
Proceeds from stock subscriptions received	8,000	885,000
Share issuance costs	-	(7,250)
Payments of operating lease liability	(10,077)	-
Proceeds from loans payable	184,615	2,500
Repayments of loans payable	(44,290)	(124,058)
Net cash provided by financing activities	138,248	756,192
Effect of exchange rate changes on cash and restricted cash	(85,395)	(59,369)
Change in cash and cash equivalents and restricted cash	(162,282)	96,110
Cash and cash equivalents and restricted cash at beginning of period	898,271	258,164
Cash and cash equivalents and restricted cash at end of period	$735,989	$354,274

Reconciliation of cash, cash equivalents and restricted cash:
Cash, end of period	638,747	231,451
Cash equivalents, end of period	-	-
Restricted cash, end of period	97,242	122,823
Cash, cash equivalents and restricted cash, end of period	$735,989	$354,274

Non-cash investing and financing activities:
Restricted stock issued for oil and gas property expenditures	$-	$67,500
Issuance of common stock for restricted stock units	$-	$80,400
Loans payable converted to stock	$-	$250,000
Asset retirement cost addition	$-	$1,127,344
Deposit applied to oil and natural gas properties expenditures	$-	$90,000
Operating lease right-of-use asset addition	$60,390	$-

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

(unaudited)

1.	Organization

Trillion Energy International Inc. (formerly Park Place Energy, Inc.) and its consolidated subsidiaries, (“Trillion Energy”, or the “Company”) is a U.S. based oil and natural gas exploration and production company. Our corporate headquarters are located at Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada. The Company also has registered offices in Turkey and Bulgaria. The Company was incorporated in Delaware in 2015.

On January 11, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus was filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securities were being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, interest rates used for lease calculations (note 9) and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

As of June 30, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the periods ended June 30, 2019, and 2018. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

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

The Company computes loss per share of Company stock in accordance with ASC 260 “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2019 and 2018, the Company had 22,154,782 and 12,090,000 dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

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

Included in prepaid expenses and deposits as at June 30, 2019, is approximately $99,666 relating to field insurance for the Turkey Operations.

Included in prepaid expenses and deposits as at December 31, 2018, is approximately $237,791 relating to field insurance for the Turkey Operations.

4.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

5.	Oil and Natural Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2018	$3,083,831	$2,639,563	$5,723,394
Foreign currency translation change	(3,697)	-	(3,697)
Expenditures	37,095	467,015	504,110
Depletion	-	(700,219)	(700,219)
Asset retirement cost addition	-	1,127,344	1,127,344
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Foreign currency translation change	(448)	-	(448)
Expenditures	-	37,448	37,448
Depletion	-	(316,253)	(316,253)
June 30, 2019	$3,116,781	$3,254,898	$6,371,679

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

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 130 bopd (barrels oil per day) net to the Company. During July 2019, the Company’s average net oil was 126 bopd at 96% water cut.

At December 31, 2018, the Cendere field was producing 170 barrels of oil equivalent per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels of oil equivalent per day during 2018 net to the Trillion Energy Turkey Companies. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of August 1, 2019, 20.4 MMbbls of oil have been produced from the Cendere Field.

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

6.	Property and Equipment

	Operating lease asset	Leasehold improvements	Other equipment	Total
January 1, 2018	$-	$82,069	$15,708	$97,777
Foreign currency translation change	-	(17,793)	(13,155)	(30,948)
Expenditures	-	897	84,827	85,724
Disposals	-	-	(16,990)	(16,990)
Depreciation	-	(20,697)	(8,711)	(29,408)
December 31, 2018	$-	$44,476	$61,679	$106,155
Additions	60,390	-	-	60,390
Foreign currency translation change	(5,453)	(3,738)	(4,807)	(13,998)
Depreciation	(8,216)	(6,504)	(8,927)	(23,646)
June 30, 2019	$46,721	$34,235	$47,945	$128,901

7.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($581,155 USD at June 30, 2019) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of June 30, 2019, the outstanding balance on the loan obligation was $48,859 (December 31, 2018: $49,192). The change in balance was due to changes in foreign currency translations.

8.	Loans Payable

As at	June 30, 2019	December 31, 2018
Interest bearing loans	$389,099	$368,113
Non-interest-bearing loans	150,069	11,955
Total	$539,168	$380,068

Loans bearing interest, accrue at 10% per annum are all unsecured. All loans are due on demand.

9.	Leases

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space which was classified as an operating lease. Upon adoption of Topic 842, on January 1, 2019 the Company recognized an addition to right-of-use assets of $60,390 and lease liabilities of $59,076. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of prepaid leasehold improvements incurred in lieu of twelve months rent which was included within the right-of-use asset recognized upon transition. As of June 30, 2019, the lease had remaining terms of 2.75 years and a weighted average remaining lease term of 2.75 years. Operating right-of-use assets and lease liabilities have been included within property and equipment and lease liabilities on the Company’s condensed consolidated balance sheet as follows:

Right-of-use asset	June 30, 2019
Lease asset	$46,721
Leasehold improvements	34,235
Total right-of-use asset	$80,956

Lease liability	June 30, 2019
Current portion	$15,522
Long-term portion	31,176
Total lease liability	$46,698

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

Accretion on operating lease liabilities for the three and six months ended June 30, 2019 was $1,209 and $2,633, respectively. Principal payments against the operating lease liabilities for the three and six months ended June 30, 2019 was $4,813 and $10,077, respectively.

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of June 30, 2019 for the next four years are as follows:

2019	$9,747
2020	19,493
2021	19,493
2022	4,872
Total future minimum lease payments	$53,605
Discount	(6,907)
Total	$46,698

10.	Asset Retirement Obligations

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

The following is a description of the Company’s asset retirement obligations:

	June 30, 2019	December 31, 2018

Asset retirement obligations at beginning of period	$4,026,129	$2,527,259
Additions	-	1,127,344
Accretion expense	203,823	371,526
Asset retirement obligations at end of period	$4,229,952	$4,026,129

11.	Common Stock

For the six months ended June 30, 2019

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

For the six months ended June 30, 2018

During the period, the Company closed several private placements with the issuance of 6,750,000 shares of common stock, at $0.10 per share for gross proceeds of $675,000. Each common share having ½ of one share purchase warrant attached, resulting in the issuance of 3,375,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

The Company received a further $210,000 in subscriptions, which were closed subsequent to period end and issued 670,000 shares to management and a consultant valued at $80,400, which were outstanding at December 31, 2017.

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

A continuity of the Company’s outstanding stock options for the six months ended June 30, 2019 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	$0.13
Expired	(115,000)	0.10
Outstanding, June 30, 2019	4,450,000	$0.13

At June 30, 2019, the Company had the following outstanding stock options:

Number	Exercise Price	Expiry Date	Number Vested
100,000	$0.19	March 14, 2020	100,000
900,000	$0.18	March 26, 2021	900,000
1,000,000	$0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
4,450,000			4,450,000

As of June 30, 2019, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.47 years (December 31, 2018: 3.87). The aggregate intrinsic value of the stock options at June 30, 2019 is $34,500 (December 31, 2018: $Nil).

There was no compensation expense related to stock options recognized during the three and six months ended June 30, 2019 and 2018. At June 30, 2019, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

A continuity of the Company’s outstanding share purchase warrants for the three months ended June 30, 2019 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	$0.25
Issued	206,250	0.30
Outstanding, June 30, 2019	17,704,782	$0.25

At June 30, 2019, the Company had the following outstanding share purchase warrants:

Number	Exercise Price	Expiry Date
1,650,000	$0.30	January 30, 2020
700,000	0.30	February 9, 2020
500,000	0.30	February 21, 2020
1,675,000	0.30	March 7, 2020
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
206,250	0.30	February 15, 2021
17,704,782

The weighted average remaining contractual life of outstanding warrants is 1.16 years (December 31, 2018: 1.65).

14.	Related Party Transactions

At June 30, 2019, $146,852 of accounts payable were to related parties as compared to $67,345 at December 31, 2018 for outstanding management and consulting fees. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand.

During the three and six months ended June 30, 2019, included in general and administrative expenses is $37,000 and $67,500 respectively, in respect of directors and management fees, as well as $7,000 debenture fee.

15.	Segment Information

During 2019 and 2018, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operated a few segments, a head office in Canada, an oil and natural gas operations in Turkey and its oil and natural gas properties are located in Bulgaria.

For the period ended June 30, 2019

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$-	$-	$2,024,472	$2,024,472

Cost and expenses
Production	-	-	1,327,195	1,327,195
Depletion	-	-	316,253	316,253
Depreciation	-	-	23,646	23,646
Accretion of asset retirement obligation	-	-	203,823	203,823
General and administrative	882	308,323	492,965	802,170
Total (recovery) expenses	$882	$308,323	$2,363,882	$2,673,087

Income (loss) before other income (expenses)	$(882)	$(308,323)	$(339,410)	$(648,615)
Other income (expenses)
Interest income	-	-	14,169	14,169
Interest expense	-	(18,775)	-	(18,775)
Accretion of lease liability	-	-	(2,633)	(2,633)
Foreign exchange gain (loss)	-	2,067	(9,607)	(7,540)
Other expense	-	-	68,057	68,057
Total other income (expense)	$-	$(16,708)	$69,986	$53,278

Net Income (loss)	$(882)	$(325,031)	$(269,424)	$(595,337)

Long Lived Assets	$3,116,781	$-	$3,383,799	$6,500,580

For the period ended June 30, 2018

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$-	$-	$2,089,575	$2,089,575

Cost and expenses
Production	-	-	1,440,894	1,440,894
Depletion	-	-	353,394	353,394
Depreciation	-	-	15,239	15,239
Accretion of asset retirement obligation	-	-	177,525	177,525
General and administrative	1,115	327,745	534,826	863,686
Total (recovery) expenses	$1,115	$327,745	$2,521,878	$2,850,738

Income (loss) before other income (expenses)	$(1,115)	$(327,745)	$(432,303)	$(761,163)
Other income (expenses)
Interest income	-	-	5,582	5,582
Interest expense	-	(37,098)	-	(37,098)
Foreign exchange gain (loss)	-	4,082	(30,246)	(26,164)
Other income	-	-	332,239	332,239
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(135,516)	$307,575	$172,059

Net Income (loss)	$(1,115)	$(463,261)	$(124,728)	$(589,104)

Long Lived Assets	$-	$-	$4,039,068	$4,039,068

16.	Income Taxes

The Company is subject to United States federal and state income taxes at a rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Six Months Ended June 30,
	2019	2018
Benefit at statutory rate	$(118,616)	$(123,712)
Permanent differences and other:	-	-
Valuation allowance change	118,616	123,712
Income tax provision	$–	$–

17.	Other Income

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

Executive Summary

Trillion Energy is a U.S. based oil and natural gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey, and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and natural gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

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

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and natural gas producing fields in Turkey. The purchase price for the acquisition of the Trillion Energy Turkey Companies from Tiway Oil B.V. was $2.1 million. At June 30, 2019 net production from these fields was around 398 boepd (barrel of oil equivalent per day).

The primary asset of the Trillion Energy Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of August 1, 2019, 20.4 MMbbls of oil have been produced from the Cendere Field. During July 2019, the Company’s average net oil was 126 bopd at 96% water cut.

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

At June 30, 2019, the gross oil production rate for the producing wells in Cendere was 137 bbls/day net to the Trillion Energy Turkey Companies; the average daily 2018 gross production rate for the field was 127 bbls/day net to the Trillion Energy Turkey Companies. As of July 2019, oil is currently sold at a price of approximately US$63.63 per barrel for a netback per barrel of approximately US$31.51. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels per day during 2018 net to the Trillion Energy Turkey Companies.

The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 on February 8, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. On June 30, 2019, net gas production to the Company was around 503 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2019 and 2018 which are included herein.

Revenue

Revenue decreased from $1,125,553 to $999,688, a decrease of 11.2%, for the three months ended June 30, 2019 and decreased from $2,089,575 to $2,024,472, a decrease of 3.1%, for the six months ended June 30, 2019. Revenues decreased solely due to a devaluation of the Turkish Lira compared to the US dollar of approximately 27.5% over the comparable period.

Expenses

Our general and administrative expenses for the six months ended June 30, 2019 were $802,170 compared to $863,686 for the six months ended June 30, 2018. $308,323 in expenses were from the North American head office compared to $327,745 in the six months ended June 30, 2018, which resulted in a year over year decrease of $19,422. The decrease is mostly attributable to a decrease in general & administrative expenses in the North American operations; $116,534 was for consulting and management fees (2018 - $224,754) which decreased due to a reduction in the number of consultants due to inactivity during the current period. This was partially offset by increased legal and professional fees of $79,540 (2018 - $24,793) and audit and financial services of $86,487 (2018 - $36,635) which increased in relation to the preparation of the Preliminary Prospectus filed in the first quarter of 2019 and the application to list the Company’s common shares on the Canadian Securities Exchange (the “CSE”).

The decrease in general and administrative expenses was also due to a decrease in Turkey general and administrative expenses which accounted for $492,965 of the total general and administrative for 2019 compared to $534,826 for the six months ended June 30, 2018 resulting in a year over year decrease of $41,861. General and administrative expenses in Turkey decreased due to a devaluation of the Turkish Lira compared to the US dollar of approximately 27.5%.

The Company incurred production expenses related to its Tiway operations of $1,327,195 (2018 - $1,440,894), depletion charges of $316,253 (2018 - $353,394), depreciation expense of $23,646 (2018 - $15,239) and accretion expense of $203,823 (2018 - $177,525) for the six months ended June 30, 2019. Although production outputs increased during the current period, production and depletion expenses decreased by $150,840 for the period due to a strengthening of the US dollar compared to the Turkish Lira of approximately 27.5%. This was partially offset by an increase to accretion of asset retirement costs of $26,298 due to the increase in the cost base to the asset retirement obligation from the Foinovan interest acquisition and an increase to depreciation of $8,407 due to the transition to Topic 842 for lease assets and liabilities.

For the three months ended June 30, 2019, general and administrative expenses decreased by $58,030 from $442,720 to $384,690. This decrease was due to a number of factors as described above. General and administrative expenses in Turkey decreased by $55,867 due to a devaluation of the Turkish Lira compared to the US dollar of approximately 27.5% and general and administrative expenses in North America decreased by $2,163 due to overall inactivity in the Company during the current period.

The Company incurred production expenses related to its Tiway operations of $668,732 (2018 - $729,273), depletion charges of $164,853 (2018 - $190,345), depreciation expense of $11,293 (2018 - $9,891) and accretion expense of $103,170 (2018 - $93,467) for the three months ended June 30, 2019. Although production outputs increased during the current period, production and depletion expenses decreased by $86,033 for the period due to a strengthening of the US dollar compared to the Turkish Lira of approximately 27.5%. This was partially offset by an increase to accretion of asset retirement costs of $9,703 due to the increase in the cost base to the asset retirement obligation from the Foinovan interest acquisition and an increase to depreciation of $1,402 due to the transition to Topic 842 for lease assets and liabilities.

Other Income (Expense)

For the six months ended June 30, 2019, other income decreased to income of $53,278 compared to income of $172,059 for the same period in 2018.

For the three months ended June 30, 2019, the Company recorded decreased other income of $52,740 compared to income of $301,202 for the same period in 2018.

The overall decrease in other income is related to a one-time cost recovery of $332,239 for training costs recorded by the Turkey operations in June 2018 of which was partially offset by a loss on debt settlement of $102,500. This was also partially offset by a decrease in interest expense during the current period related to a reduction in interest bearing loans as a result of debt settlements which occurred during the fourth quarter of fiscal 2018.

Loss

Our net loss for the six months ended June 30, 2019 was $595,337 compared to $589,104 for the six months ended June 30, 2018.

Our net loss for the three months ended June 30, 2019 was $280,310 compared to $38,941 for the three months ended June 30, 2018.

The changes in overall net losses are a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2019	December 31, 2018
	(Unaudited)
Cash	$638,747	$795,520
Working capital deficiency	(217,186)	(11,817)
Total assets	8,426,989	8,662,675
Total liabilities	6,258,622	5,791,591
Stockholders’ equity	2,168,367	2,871,084

Cash Used in Operating Activities

We used cash of $177,687 from operating activities for the six months ended June 30, 2019 compared to $215,208 for the six months ended June 30, 2018. The loss of $595,337 was offset by $559,947 in non-cash expenses for the six months ended June 30, 2019. An increase of $422,413 in receivables from the additional output associated with the increase in working interest pushed operating outflows to $177,687. Accounts payable and accrued liabilities increased cash inflows by $120,599 and prepaid expenses by $159,517.

Cash Flow from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $37,448 compared to $385,505 in the comparative period due to the Company adding a further interest to the SASB field in the first quarter of 2018.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the six months ended June 30, 2019, we received net cash of $8,000 for stock subscriptions and $184,615 in proceeds from notes payable while repaying $44,290 in loans payable and operating lease payments of $10,077. During the six months ended June 30, 2018, we received net cash of $885,000 for stock subscriptions while repaying $124,058 in loans payable.

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

As of June 30, 2019, the Company had unrestricted cash of $638,747. The Company is attempting to raise additional capital to fund future exploration and operating requirements. The Company will seek to raise between $500,000 and $1,000,000 in August and September 2019, subsequent to the anticipated listing of its common shares on the CSE. This will be accomplished by private placement or public equity offering. Until that time, the Company intends to rely on its current working capital and, as necessary, a reduction of operating costs, the sale of non-material assets, deferring accounts payable, and smaller private placement equity or debt financings to address day to day operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended June 30, 2019 from this Quarterly Report on Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: August 29, 2019

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: August 29, 2019

