Form 10-Q
period 2019-09-30
Trillion Energy International Inc.
filed 2019-11-25
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:54, Kat:16, 06450, Oran, Cankaya, Anakara, Turkey
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 83,573,466 shares of common stock outstanding as of November 14, 2019.

TRILLION ENERGY INTERNATIONAL INC.
Formerly known as Park Place Energy, Inc.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$947,131	$795,520
Receivables	692,226	661,298
Prepaid expenses and deposits	57,471	296,827
Note receivable	46,924	49,192
Total current assets	1,743,752	1,802,837
Oil and natural gas properties, net	6,216,957	6,650,932
Property and equipment, net	124,538	106,155
Restricted cash	98,465	102,751
Total assets	$8,183,712	$8,662,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,127,968	$1,385,394
Loans payable - current	75,215	380,068
Operating lease liability - current	16,343	-
Total current liabilities	1,219,526	1,765,462
Convertible debt	41,139	-
Derivative liability	81,956	-
Asset retirement obligation	4,335,701	4,026,129
Operating lease liability – long term	27,778	-
Loans payable – long term	492,446	-
Total liabilities	6,198,546	5,791,591
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 83,573,466 and 83,360,966 shares, respectively.	836	834
Additional paid-in capital	26,625,630	26,220,157
Stock subscriptions and stock to be issued	428,587	41,302
Accumulated other comprehensive loss	(269,796)	(130,660)
Accumulated deficit	(24,800,091)	(23,260,549)
Total stockholders’ equity	1,985,166	2,871,084
Total liabilities and stockholders’ equity	$8,183,712	$8,662,675

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Oil and natural gas sales	$914,791	$1,272,092	$2,939,263	$3,361,667
Cost and expenses
Production	643,202	729,352	1,970,397	2,170,246
Depletion	152,120	180,987	468,373	534,381
Depreciation	7,779	5,550	31,425	20,789
Accretion of asset retirement obligation	105,749	95,803	309,572	273,328
Stock based compensation	437,725	-	437,725	-
General and administrative	504,346	687,505	1,306,516	1,551,191
Total expenses	1,850,921	1,699,197	4,524,008	4,549,935
Loss before other income (expenses)	(936,130)	(427,105)	(1,584,745)	(1,188,268)
Other income (expenses)
Interest expense	(11,244)	(14,193)	(32,652)	(51,291)
Interest income	9,084	3,879	23,253	9,461

Foreign exchange gain (loss)	(7,701)	(92,874)	(15,241)	66,710
Other income (expense)	1,786	(11,622)	69,843	320,617
Loss on debt settlement	-	-	-	(102,500)
Total other income (expenses)	(8,075)	70,938	45,203	242,997
Net loss for the period	$(944,205)	$(356,167)	$(1,539,542)	$(945,271)

Loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of shares outstanding	83,578,901	71,125,487	83,565,179	67,653,988

Other comprehensive loss
Currency translation adjustments	(23,756)	(329,730)	(139,136)	(167,875)
Other comprehensive loss	$(967,961)	$(685,897)	$(1,678,678)	$(1,113,146)

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854
Issuance of common stock	6,550,000	66	654,934	-	-	-	655,000
Stock subscriptions received	-	-	-	20,000	-	-	20,000
Vesting of restricted stock units	-	-	-	(80,400)	-	-	(80,400)
Stock-issued for debt settlement	2,500,000	25	352,475	-	-	-	352,500
Stock issued as deposit for oil and natural gas property	500,000	5	67,495	-	-	-	67,500
Financial broker fee	-	-	(7,250)	-	-	-	(7,250)
Currency translation adjustment	-	-	-	-	249,963	-	249,963
Net loss	-	-	-	-	-	(550,163)	(550,163)
Balance, March 31, 2018	67,793,904	678	23,973,031	20,000	114,494	(21,435,199)	2,673,004
Issuance of common stock	200,000	2	19,998	–			20,000
Stock subscriptions received	-	-	-	190,000	-	-	190,000
Currency translation adjustment	-	-	-	-	(88,108)	-	(88,108)
Net loss	-	-	-	-	-	(38,941)	(38,941)
Balance, June 30, 2018	67,993,904	680	23,993,029	210,000	26,386	(21,474,140)	2,755,955
Issuance of common stock	3,691,061	37	382,470	(90,400)	-	-	292,107
stock issued for subscriptions received	-	-	-	(85,198)	-	-	(85,198)
Vesting of restricted stock unit	-	-	-	111,400	-	-	111,400
Currency translation adjustment	-	-	-	-	(329,730)	-	(329,730)
Net loss	-	-	-	-	-	(356,167)	(356,167)
Balance, September 30, 2018	71,684,965	717	24,375,499	145,802	(303,344)	(21,830,307)	2,388,367

	Common Stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	-	-	8,000
Currency translation adjustment	-	-	-	-	(106,547)	-	(106,547)
Net loss	-	-	-	-	-	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	837	26,253,904	15,552	(237,207)	(23,575,566)	2,457,520
Currency translation adjustment	–	–	–	–	(8,833)	–	(8,833)
Net loss	–	–	–	–	–	(280,320)	(280,320)
Balance, June 30, 2019	83,623,466	837	26,253,904	15,552	(246,040)	(23,855,886)	2,168,367
Issuance of common stock	100,000	1	14,999	(15,000)	-	-	-
Retired shares	(150,000)	(2)	(22,498)	22,500	-	-	-
Private placement – shares to be issued	-	-	-	7,692	-	-	7,692
Shares to be issued for debt settlement	-	-	-	339,343	-	-	339,343
Stock-based compensation expense	-	-	379,225	-	-	-	379,225
Vesting of restricted stock units	-	-	-	58,500	-	-	58,500
Currency translation adjustment	-	-	-	-	(23,756)	-	(23,756)
Net loss	-	-	-	-	-	(944,205)	(944,205)
Balance, September 30, 2019	83,573,466	$836	$26,625,630	$428,587	$(269,796)	$(24,800,091)	$1,985,166

See accompanying notes to unaudited interim condensed consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss for the period	$(1,539,542)	$(945,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	379,225	-
Stock-based compensation - Restricted stock units	58,500	-
Depletion	468,373	534,381
Depreciation	31,425	20,789
Accretion of asset retirement obligation	309,572	273,328
Accretion of operating lease liability	3,828	-
Loss on debt settlement	-	102,500
Interest from loans payable	28,858	51,291
Unrealized foreign exchange gain	2,504	-
Changes in operating assets and liabilities:
Receivables	(72,006)	(781,182)
Prepaid expenses and deposits	223,089	95,336
Accounts payable and accrued liabilities	219,214	240,784
Net cash used in operating activities	113,040	(408,044)
Investing activities:
Property and equipment additions	-	(75,984)
Oil and natural gas properties expenditures	(37,448)	(323,791)
Net cash used in investing activities	(37,448)	(399,775)
Financing activities:
Proceeds from stock subscriptions received	15,692	1,122,908
Share issuance costs	-	(7,250)
Payments on operating lease liability	(15,060)	-
Proceeds from loans payable	77,644	13,694
Repayments of loans payable	(73,397)	(161,558)
Convertible debt	123,095	-
Net cash provided by financing activities	127,974	967,794
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(56,241)	(126,478)
Change in cash and cash equivalents and restricted cash	147,325	33,497
Cash and cash equivalents and restricted cash at beginning of period	898,271	258,164
Cash and cash equivalents and restricted cash at end of period	$1,045,596	$291,661

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	947,131	192,253
Restricted cash, end of period	98,465	99,408
Cash, cash equivalents and restricted cash, end of period	$1,045,596	$291,661

Non-cash investing and financing activities:
Restricted stock issued for oil and gas property expenditures	$-	$67,500
Issuance of common stock for restricted stock units	$-	$80,400
Loans payable converted to stock	$-	$250,000
Asset retirement cost addition	$-	$1,127,344
Deposit applied to oil and natural gas properties expenditures	$-	$90,000
Operating lease right-of-use asset addition	$60,390	$-
Subscriptions closed from debt conversion	$339,343	-

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Formerly known as Park Place Energy, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Organization

Trillion Energy International Inc. (formerly Park Place Energy, Inc.) and its consolidated subsidiaries, (“Trillion Energy”, or the “Company”) is an international oil and natural gas exploration and production company. Our corporate headquarters are located at Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:54, Kat:16, 06450, Oran, Cankaya, Anakara, Turkey and our administration offices are at Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada. The Company has oil and gas operations in Turkey and an exploration license in Bulgaria. The Company was incorporated in Delaware in 2015.

On July 22, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus was filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securities were being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

2.	Summary of Significant Accounting Policies|

(a) Basis of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Park Place Energy Turkey Limited, collectively referred to as the Company. All intercompany accounts, transactions and profits were eliminated in consolidation.

(b) Basis of Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

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

The Company currently has $524,226 of working capital, which we believe is sufficient for the next twelve months of operations. The Company continues to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. If additional financing is not available when needed, the Company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

(c) Use of Estimates

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

(f) Accounts Receivable

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

(g) Long-Lived Assets

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

(h) Oil & Natural Gas Properties

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

(i) Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives are: other equipment are depreciated over 20 years; and operating lease right-of-use assets and leasehold improvements are depreciated over the term of the lease.

(j) Asset Retirement Obligations

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

(k) Financial Instruments and Fair Value Measurement

The carrying amounts reported in the consolidated balance sheets for cash equivalents, account receivables, notes receivable, accounts payable and accrued liabilities and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

(l) Income Taxes

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

As of September 30, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the periods ended September 30, 2019, and 2018. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

(m) Foreign Currency Translation

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

(n) Stock-Based Compensation

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

The Company records restricted stock units at the grant date fair value over the vesting period. In circumstances where the restricted stock units vest at the date of grant, the expense would be recognized as they are granted.

(o) Loss per Share

The Company computes loss per share of Company stock in accordance with ASC 260 “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2019, and 2018, the Company had 28,713,115 and 7,275,531 dilutive shares outstanding, which were excluded from the calculation of diluted EPS, respectively.

(p) Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency cumulative translation adjustment.

New Accounting Pronouncements

Adopted in the Current Year

(q) Leases

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

The Company adopted the new standard effective January 1, 2019 and elected the modified retrospective approach for the transition. The Company elected the following practical expedients:

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

Included in prepaid expenses and deposits as at September 30, 2019, is $52,771 (December 31, 2018 - $237,791) relating to field insurance for the Turkey operations.

4.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

5.	Oil and Natural Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2018	$3,083,831	$2,639,563	$5,723,394
Foreign currency translation change	(3,697)	-	(3,697)
Expenditures	37,095	467,015	504,110
Depletion	-	(700,219)	(700,219)
Asset retirement cost addition	-	1,127,344	1,127,344
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Foreign currency translation change	(3,050)	-	(3,050)
Expenditures	-	37,448	37,448
Depletion	-	(468,373)	(468,373)
September 30, 2019	$3,114,179	$3,102,778	$6,216,957

Bulgaria

The Company holds a 98,205-acre oil and natural gas exploration claim in the Dobrudja Basin located in northeast Bulgaria. The Company intends to conduct exploration for natural gas and test production activities over a five-year period in accordance with or exceeding its minimum work program obligation. The Company’s commitment is to perform geological and geophysical exploration activities in the first 3 years of the initial term (the “Exploration and Geophysical Work Stage”), followed by drilling activities in years 4 and 5 of the initial term (the “Data Evaluation and Drilling Stage”). The Company is required to drill 10,000 meters (approximately 32,800 feet) of new wellbore (which may be vertical, horizontal, or diagonal) and conduct other exploration activities during the initial term. As at September 30, 2019, the initial term has not commenced. The Company intends to commence its work program efforts once it receives all regular regulatory approvals of its work programs.

Turkey

Cendere oil field

On our primary asset in Turkey is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API.

The Cendere Field is a long term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 130 bopd (barrels oil per day) net to the Company. At the end of September 2019, the Company’s average net oil was 116 bopd at 96% water cut.

At December 31, 2018, the Cendere field was producing 170 barrels of oil equivalent per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels of oil equivalent per day during 2018 net to the Trillion Energy Turkey Companies. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. At September 30, 2019, the Cendere field was producing 116 barrels of oil equivalent per day, net to us; and averaged 130 barrels of oil equivalent per day year to date.

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

The SASB property is a producing gas field located in Turkey. The Company has a 49% working and revenue interest in the SASB property. The interest is a contractual right held pursuant to the SASB Operating Agreement (producing gas field) dated September 29th, 1995). The license expires November 9th, 2030 and can be extended for two additional consecutive 10 years terms expiring in 2050. TPAO is the operator and work programs and budgets are controlled by an Operating Committee.

The SASB gas field has limited production and operates at approximately break even. The SASB has no proven reserves at this time. However, the Company is in the process of reviewing data on SASB and expects that it will be able to obtain a report on reserves and prospective resources sometime at or before the end of 2019 or the early 2020.

Bakuk gas field

The Company also owns a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

6.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2018	$-	$82,069	$15,708	$97,777
Additions	-	897	84,827	85,724
Foreign currency translation change	-	(17,793)	(13,155)	(30,948)
Disposals	-	-	(16,990)	(16,990)
Depreciation	-	(20,697)	(8,711)	(29,408)
December 31, 2018	$-	$44,476	$61,679	$106,155
Additions	104,866	(44,476)	-	60,390
Foreign currency translation change	(6,609)	-	(4,068)	(10,677)
Depreciation	(22,675)	-	(8,655)	(31,330)
September 30, 2019	75,582	$-	$48,956	$124,538

7.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($581,155 USD at September 30, 2019) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of September 30, 2019, the outstanding balance on the loan obligation was $46,924 (December 31, 2018: $49,192). The change in balance was due to changes in foreign currency translations.

8.	Loans Payable

As at	September 30, 2019	December 31, 2018
Interest bearing loans	$435,191	$368,113
Non-interest-bearing loans	80,491	11,955
Unsecured, loan payable, interest 20.5% per annum	51,979	-
Total	$567,661	$380,068
Current portion of loans payable	75,215	(380,068)
Long term portion of loans payable	492,446	-

Loans bearing interest, accrue at 10% per annum are all unsecured. On August 2, 2019, Garanti Bank extended a long term loan to Park Place Turkey in the amount of $51,979. The loan matures on August 2, 2022, with an interest rate of 20.5%. Principal and accrued interest are paid at the end of the loan term. On September 30, 2019, $440,467 was reclassed to long term loans payable as the maturity date of the loans was extended to April 1, 2021.

9.	Leases

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space which was classified as an operating lease. Upon adoption of Topic 842, on January 1, 2019 the Company recognized an addition to right-of-use assets of $104,866 and lease liabilities of $59,076. The difference between the recorded right-of-use assets and lease liabilities is mainly due to the reclassification of prepaid leasehold improvements incurred in lieu of twelve months rent which was included within the right-of-use asset recognized upon transition. As of September 30, 2019, the lease had remaining terms of 2.50 years and a weighted average remaining lease term of 2.50 years. Operating right-of-use assets and lease liabilities have been included within property and equipment and lease liabilities on the Company’s condensed consolidated balance sheet as follows:

Right-of-use asset	September 30, 2019
Lease asset	$60,390
Leasehold improvements	44,476
Depreciation	(22,675)
Change in foreign exchange	(6,609)

Total right-of-use asset	$75,582

Lease liability	September 30, 2019
Lease liability	59,076
Lease payments	(15,060)
Interest	3,794
Change in foreign exchange rate	(3,689)
Total lease liability	44,121
Current portion	$16,343
Long-term portion	27,778
Total lease liability	$44,121

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

Future minimum lease payments to be paid by the Company as a lessee for operating leases as of September 30, 2019 for the next four years are as follows:

Remainder of 2019	$5,005
2020	20,019
2021	20,019
2022	5,005

Total future minimum lease payments	$50,048
Discount	(5,927)

Total	$44,121

10.	Asset Retirement Obligations

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

The Company estimated an ARO for the addition of 12.25% working interest of the South Akcakoca Sub Basin. For the prior period addition, the Company used 2.5% as inflation rate and used a risk-free rate of 10% to present value the obligation.

The following is a description of the Company’s asset retirement obligations:

	September 30, 2019	December 31, 2018

Asset retirement obligations at beginning of period	$4,026,129	$2,527,259
Additions	-	1,127,344
Accretion expense	309,572	371,526
Asset retirement obligations at end of period	$4,335,701	$4,026,129

11.	Common Stock

For the nine months ended September 30, 2019

On February 15, 2019, the Company issued 112,500 units at $0.10 per unit for gross proceeds of $11,250, pursuant to a private placement which closed on November 12, 2018, and included in stock subscriptions and to be issued as of December 31, 2018. Each unit consisted of one common share and ½ of one share purchase warrant, resulting in the issuance of 56,250 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

On February 15, 2019, the Company issued 150,000 units at $0.15 per unit for gross proceeds of $22,500, pursuant to a private placement which closed on November 12, 2018, and included in stock subscriptions and to be issued as of December 31, 2018. Each unit consisted of one common share and one share purchase warrant , resulting in the issuance of 150,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. On July 19, 2019, the Company retired these 150,000 common shares as the incorrect number of shares were issued. The correct amount of 100,000 was re-issued on July 23, 2019. The $22,500 was transferred back to ‘stock subscriptions and stock to be issued’. As a result, at September 30, 2019, $7,500 remains in stock to be issued.

On September 30, 2019, the Company closed a private placement of 76,923 units for gross proceeds of $7,692 in the ‘subscriptions received’ account. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 38,462 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

On September 30, 2019, the Company closed a private placement of 3,393,434 units for a total of $339,343 in the ‘subscriptions received’ account. These units were issued to related parties (Note 14) and were used to reduce accounts payable owed to these parties. There was no gain or loss in the settlement of these accounts payable. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 1,696,717 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

For the nine months ended September 30, 2018

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

A continuity of the Company’s outstanding stock options for the nine months ended September 30, 2019 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	$0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, September 30, 2019	8,250,000	$0.13

At September 30, 2019, the Company had the following outstanding stock options:

Number	Exercise Price	Expiry Date	Number Vested
100,000	$0.19	March 14, 2020	100,000
900,000	$0.18	March 26, 2021	900,000
1,000,000	$0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
3,800,000	$0.12	September 19, 2024	3,800,000
8,250,000			8,250,000

As of September 30, 2019, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 4.03 years (December 31, 2018: 3.87). The aggregate intrinsic value of the stock options at September 30, 2019 is $Nil (December 31, 2018: $Nil).

For the three and nine months ended September 30, 2019, there were $379,225 in stock-based compensation and $58,500 related to restricted stock units (RSUs). Per the terms of the RSU agreements, all of the RSUs awarded vest on the date of grant, September 20, 2019, and a total of 585,000 RSUs are to be issued. Each RSU consists of one common share of the Company. The total value of RSUs included in ‘stock to be issued’ is $58,500. As a result, the RSUs are recognized immediately. There was no compensation expense related to stock options and restricted stock units recognized during the three and nine months ended September 30, 2018. At September 30, 2019, the Company has no unrecognized compensation expense related to stock options and restricted stock units. At September 30, 2019, no RSUs remain.

The fair value of stock-based compensation is calculated using the Black-Scholes model with the following assumptions:

2019
Grant date	September 20, 2019
Stock price	0.10
Exercise price	0.125
Expected life in years	5
Annualized volatility	278%
Annual rate of quarterly dividends	0%
Discount rate – bond equivalent yield	1.61%

13.	Warrants

A continuity of the Company’s outstanding share purchase warrants for the nine months ended September 30, 2019 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	$0.25
Issued	206,250	0.30
Outstanding, September 30, 2019	17,704,782	$0.25

At September 30, 2019, the Company had the following outstanding share purchase warrants:

Number	Exercise Price	Expiry Date
1,650,000	$0.30	January 30, 2020
700,000	0.30	February 9, 2020
500,000	0.30	February 21, 2020
1,675,000	0.30	March 7, 2020
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
206,250	0.30	February 15, 2021
17,704,782

The weighted average remaining contractual life of outstanding warrants as at September 30, 2019 is 0.91 years (December 31, 2018: 1.65).

14.	Related Party Transactions

At September 30, 2019, $11,438 of accounts payable were to related parties as compared to $67,345 at December 31, 2018 for outstanding management and consulting fees. The amounts owed, and owing are unsecured, non-interest bearing, and due on demand. The Company also issued 3,393,434 stock units for the settlement of accounts payable owed to related parties in the amount of $339,343 resulting in no gain or loss.

During the three and nine months ended September 30, 2019, included in general and administrative expenses is $72,000 and $256,500 respectively, in respect of directors and management fees, as well as $7,000 debenture fee.

15.	Convertible Debentures

On September 30, 2019, the Company closed an unbrokered private placement of convertible debt, issuing $123,095 ($163,000 CAD)in debentures to two investors. The convertible debentures bear interest at 10% per annum, payable annually in advance. They are convertible any time during the term of the Debenture into Units (each Unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.20 USD or $0.25 CAD per share, based on the currency initially subscribed) at a conversion price of $0.12 USD or $0.15 CAD per Unit, based on the currency initially subscribed. The convertible debt matures on September 30, 2021 and is secured by a general security agreement over the assets of the Company.

The convertible debt is issued as an alternative for some of the outstanding notes payables. It allows the holder a period of 24 months to convert the debt to common shares of the Company. As a result of the conversion feature of the convertible debt, a derivative liability of $108,525 and an offsetting convertible debt discount of $108,525 are accounted for under long-term liabilities. These are classified under financing activities for the Company in the Statement of Cash Flows.

As the debentures and embedded conversion feature are denominated in Canadian dollars, they were determined to be a financial instrument comprising an embedded derivative representing the conversion feature with a residual host debt component. On initial recognition, the Company used the residual value method to allocate the principal amount of the Debentures between the embedded derivative conversion feature and host debt components. The conversion feature was valued first with the residual allocated to the host debt component.

The fair value of the conversion features was determined based on the Black-Scholes Option Pricing Model using the assumptions set out as follows:

Assumptions
Risk-free interest rate	1.63%
Expected volatility	278%
Dividend yield	0%
Expected life	2 years

A breakdown of convertible debt and embedded derivative conversion feature as at September 30, 2019 is as follows:

	Host debt component	Conversion feature	Total
Balance, January 1, 2019	$-	$-	$-
Issued during the period	41,139	81,956	123,095
Balance, September 30, 2019	$41,139	$81,956	$123,095

16.	Segment Information

During 2019 and 2018, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company operated a few segments, a head office in Canada, an oil and natural gas operations in Turkey and its oil and natural gas properties are located in Bulgaria.

As at and for the period ended September 30, 2019
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$-	$-	$2,939,263	$2,939,263

Cost and expenses
Production	-	-	1,970,397	1,970,397
Depletion	-	-	468,373	468,373
Depreciation	-	-	31,425	31,425
Accretion of asset retirement obligation	-	-	309,572	309,572
Stock-based compensation	-	437,725	-	437,725
General and administrative	1,298	575,122	730,096	1,306,516
Total (recovery) expenses	$1,298	$1,012,847	$3,509,863	$4,524,008

Income (loss) before other income (expenses)	$(1,298)	$(1,012,847)	$(570,600)	$(1,584,745)
Other income (expenses)
Interest income	-	-	23,253	23,253
Interest expense	-	(28,858)	(3,794)	(32,652)
Foreign exchange gain (loss)	-	2,067	(17,308)	(15,241)
Other expense	-	-	69,843	69,843
Total other income (expense)	$-	$(26,791)	$71,994	$45,203

Net Income (loss)	$(1,298)	$(1,039,638)	$(498,606)	$(1,539,542)

Long Lived Assets	$3,114,179	$-	$3,227,316	$6,341,495

For the period ended September 30, 2018
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$-	$-	$3,361,667	$3,361,667

Cost and expenses
Production	-	-	2,170,246	2,170,246
Depletion	-	-	534,381	534,381
Depreciation	-	-	20,789	20,789
Accretion of asset retirement obligation	-	-	273,328	273,328
General and administrative	1,574	687,777	861,840	1,551,191
Total (recovery) expenses	$1,574	$687,777	$3,860,584	$4,549,935

Income (loss) before other income (expenses)	$(1,574)	$(687,777)	$(498,917)	$(1,188,268)
Other income (expenses)
Interest income	-	-	9,461	9,461
Interest expense	-	(51,291)	-	(51,291)
Foreign exchange gain (loss)	-	4,600	62,110	66,710
Other income	-	(30,000)	350,617	320,617
Loss on debt settlement	-	(102,500)	-	(102,500)
Total other income (expense)	$-	$(179,191)	$422,188	$242,997

Net Income (loss)	$(1,574)	$(866,968)	$(76,729)	$(945,271)

Long Lived Assets, December 31, 2018	$3,117,229	$-	$3,809,129	$6,926,358

17.	Other Income

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

Executive Summary

Trillion Energy is a U.S. incorporated oil and natural gas exploration and production company focused on expanding its portfolio of projects in Southeast Europe, Turkey, and countries in the immediate vicinity. The Company’s concentration is on recently acquired oil and natural gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

On July 22, 2019, the Company filed a preliminary non-offering prospectus with the British Columbia Securities Commission (“BCSC”). The prospectus is being filed in accordance with the provisions of Canadian National Instrument 41-101 – General Prospectus Requirements to qualify the distribution of the Company’s common shares in Canada. No new securities are being registered for offer. Concurrently with the filing, the Corporation is making an application to list the Corporation’s common shares on the Canadian Securities Exchange. The listing is subject to a number of conditions, including the filing of, and acceptance by, a final non-offering prospectus with the BCSC, and acceptance and approval by the Canadian Securities Exchange.

Effective April 1, 2019, the Company changed its name from Park Place Energy Inc. (OTC: PKPL) to Trillion Energy International Inc. (OTC: TCFF). The Company’s new CUSIP is 89621V103.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and natural gas producing fields in Turkey. The purchase price for the acquisition of the Trillion Energy Turkey Companies from Tiway Oil B.V. was $2.1 million. At September 30, 2019, the Cendere field was producing 116 barrels of oil equivalent per day, net to us; and averaged 130 barrels of oil equivalent per day year to date.

The primary asset of the Trillion Energy Turkey Companies is the Cendere onshore oil field, which is a profitable oil field located in South East Turkey having a total of 25 wells. The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of August 1, 2019, 20.4 MMbbls of oil have been produced from the Cendere Field. At the end of September 2019, the Company’s average net oil was 116 bopd at 96% water cut.

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

As at September 30, 2019, net gas production to the Company for SASB was around 508,3 Mcfd (thousand cubic feet per day) from six producing wells. At September 30, 2019, the gross oil production rate for the producing wells in Cendere was 137 bbls/day net to the Trillion Energy Turkey Companies; the average daily 2018 gross production rate for the field was 127 bbls/day net to the Trillion Energy Turkey Companies. As at September 30, 2019, gas is sold at 7,41/ mcf. The average daily 2019 gross production rate for the field was 933,5 mcf/day for 2019.As of September 2019, oil is currently sold at a price of approximately US$61,8 per barrel for a netback per barrel of approximately US$32. At year-end 2018, the Cendere field was producing 170 barrels of oil per day, net to the Trillion Energy Turkey Companies; and averaged 150 barrels per day during 2018 net to the Trillion Energy Turkey Companies.

The main producing asset was a 36.75% interest in an offshore gas development project called the South Akçakoca Sub-Basin (SASB). The Company further acquired from its partner Foinavon Energy Turkey Inc. 12.25% working interest in the same license for 1,500,000 shares of the Company and $275,000 on February 8, 2018 to have a total of 49%. This field has four offshore platforms connected to an onshore gas plant. As at September 30, 2019, net gas production to the Company for SASB was around 508,3 Mcfd (thousand cubic feet per day) from six producing wells. The SASB field potentially holds significant upside.

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

Strategic Focus

Oil and natural gas prices in Turkey and throughout Southeast Europe make this region highly attractive for oil and gas exploration and production. Most of the countries, including Turkey and Bulgaria, import nearly all of their oil and natural gas and consumption is projected to increase. In Turkey, we are currently evaluating our properties for opportunities in increase existing production on the Cendere oil and SASB natural gas fields. Turkey also contains many opportunities for additional oil and coal bed methane production as well as enhanced oil and natural gas recovery from existing fields. The Company will evaluate these opportunities as they appear. The fiscal terms are highly attractive. In Turkey, there is a 20% corporate tax rate and a 12.5% royalty. In Bulgaria, the corporate tax rate is 10% and the royalties are on a sliding rate starting at 3.5% up to 13.5%.

The license area holds great attraction as a potential coal bed methane exploration project. The license area was extensively drilled for coal exploration from 1964 to 1990. It was determined that coal mining was not technically feasible. However, the coal exploration drilling provided us with an extensive database.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the periods ended September 30, 2019 and 2018 which are included herein.

Revenue

Revenue decreased from $1,272,092 to $914,791, a decrease of 28.1%, for the three months ended September 30, 2019 and decreased from $3,361,667 to $2,939,263, a decrease of 12.6%, for the nine months ended September 30, 2019. Revenues decreased solely due to a devaluation of the Turkish Lira compared to the US dollar of approximately 20.6% over the comparable period.

Expenses

Our general and administrative expenses for the nine months ended September 30, 2019 were $1,306,516 compared to $1,551,191 for the nine months ended September 30, 2018. $575,122 in expenses were from the North American head office compared to $687,777 in the nine months ended September 30, 2018, which resulted in a year over year decrease of $112,655. The decrease is mostly attributable to a decrease in general & administrative expenses in the North American operations; $195,055 was for consulting and management fees (2018 - $381,694) which decreased due to a reduction in the number of consultants due to inactivity during the current period. This was partially offset by increased legal and professional fees of $95,245 (2018 - $91,139) and audit and financial services of $98,889 (2018 - $83,922) which increased in relation to the preparation of the Preliminary Prospectus filed in the first quarter of 2019 and the application to list the Company’s common shares on the Canadian Securities Exchange (the “CSE”).

The decrease in general and administrative expenses was also due to a decrease in Turkey general and administrative expenses which accounted for $730,096 of the total general and administrative for 2019 compared to $861,840 for the nine months ended September 30, 2018 resulting in a year over year decrease of $131,744. General and administrative expenses in Turkey decreased due to a devaluation of the Turkish Lira compared to the US dollar of approximately 20.6%.

The Company incurred production expenses related to its Tiway operations of $1,970,397 (2018 - $2,170,246), depletion charges of $468,373 (2018 - $534,381), depreciation expense of $31,425 (2018 - $20,789) and accretion expense of $309,572 (2018 - $273,328) for the nine months ended September 30, 2019. Although production outputs increased during the current period, production and depletion expenses decreased by $265,857 for the period due to a strengthening of the US dollar compared to the Turkish Lira of approximately 20.6%. This was partially offset by an increase to accretion of asset retirement costs of $36,244 due to the increase in the cost base to the asset retirement obligation from the Foinovan interest acquisition and an increase to depreciation of $10,636 due to the transition to Topic 842 for lease assets and liabilities.

For the three months ended September 30, 2019, general and administrative expenses decreased by $183,159 from $687,505 to $504,346. This decrease was due to a number of factors as described above. General and administrative expenses in Turkey decreased by $89,883 due to a devaluation of the Turkish Lira compared to the US dollar of approximately 20.6% and general and administrative expenses in North America decreased by $62,733 due to overall inactivity in the Company during the current period.

The Company incurred production expenses related to its Tiway operations of $643,202 (2018 - $729,352), depletion charges of $152,120 (2018 - $180,987), depreciation expense of $7,779 (2018 - $5,550) and accretion expense of $105,749 (2018 - $95,803) for the three months ended September 30, 2019. Although production outputs increased during the current period, production and depletion expenses decreased by $115,017 for the period due to a strengthening of the US dollar compared to the Turkish Lira of approximately 20.6%. This was partially offset by an increase to accretion of asset retirement costs of $9,946 due to the increase in the cost base to the asset retirement obligation from the Foinovan interest acquisition and an increase to depreciation of $2,229 due to the transition to Topic 842 for lease assets and liabilities.

Other Income (Expense)

For the nine months ended September 30, 2019, other income decreased to income of $45,203 compared to income of $242,997 for the same period in 2018.

For the three months ended September 30, 2019, the Company recorded decreased other income of $8,075 compared to income of $70,938 for the same period in 2018.

The overall decrease in other income is related to a one-time cost recovery of $332,239 for training costs recorded by the Turkey operations in September 2018 of which was partially offset by a loss on debt settlement of $102,500. This was also partially offset by a decrease in interest expense during the current period related to a reduction in interest bearing loans as a result of debt settlements which occurred during the fourth quarter of fiscal 2018.

Loss

Our net loss for the nine months ended September 30, 2019 was $1,539,542 compared to $945,271 for the nine months ended September 30, 2018.

Our net loss for the three months ended September 30, 2019 was $944,205 compared to $356,167 for the three months ended September 30, 2018.

The changes in overall net losses are a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2019	December 31, 2018
	(Unaudited)
Cash	$947,131	$795,520
Working capital	524,226	(11,817)
Total assets	8,183,712	8,662,675
Total liabilities	6,198,546	5,791,591
Stockholders’ equity	1,985,166	2,871,084

Cash Used in Operating Activities

We gained cash of $113,040 from operating activities for the nine months ended September 30, 2019 compared to cash used of $408,044 for the nine months ended September 30, 2018. The loss of $1,539,542 was offset by $1,282,285 in non-cash expenses for the nine months ended September 30, 2019. An increase of $72,006 in receivables from the additional output associated with the increase in working interest pushed operating inflows to $113,040. Accounts payable and accrued liabilities decreased cash inflows by $219,214 and increased prepaid expenses by $223,089.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $37,448 compared to $399,775 in the comparative period due to the Company adding a further interest to the SASB field in the first quarter of 2018.

Cash Provided by Financing Activities

We have funded our business to date primarily from sales of our common stock through private placements and loans. During the nine months ended September 30, 2019, we received net cash of $15,692 for stock subscriptions and $77,644 in notes payable conversions to shares, as well as a bank loan, and operating lease payments of $15,060. There was also a convertible debenture converted from existing loans payable and additional cash received for a total of $123,095. During the nine months ended September 30, 2018, we received net cash of $1,122,908 for stock subscriptions while repaying $161,558 in loans payable.

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

Based on our current plan of operations, we currently have $524,226 of working capital available for our plan of operations over the next 12 months. We plan to spend $50,000 on an environmental report for our Bulgarian natural gas exploration property. The operations in Turkey are self-sustaining and will generate net cash flow sufficient to fund in-country general and administrative expenses as well as a portion of our head office overhead. We will require approximately $300,000 to fund our operating losses over the next 12 months, which we anticipate will be covered by our existing working capital surplus. We plan to spend $20,000 on a CSE stock exchange listing.

Our current plan of operations in the period 12 months from now contemplates evaluation and reprocessing of data for the Turkish and Bulgarian properties; and in particular, data analysis for the SASB Gas field in Turkey and environmental assessment for the Vranino 1-11 property in Bulgaria.

In Bulgaria the Company holds the Vranino 1-11 Exploration & Evaluation Permit. The Vranino 1-11 Exploration and Evaluation permit is a petroleum permit covering an area of 39,742 hectares. The Permit was approved November 13, 2017 and is 100% owned by the Company. Currently, the Environment Assessment report for the Overall Work Program for the exploration of oil and natural gas is been conducted. The Permit will only become effective after that report is accepted by the Ministry of Environment & Water, Ministry of Health, Specialized departments and Interested Public. Acceptance of the report is anticipated to occur at the second quarter of 2020, or the third quarter of 2020, however there is no guarantee when or if acceptance is forthcoming. The initial duration of the License is 5 years from the effective date, subject to two optional 2-year extensions.

Minimum work requirements to maintain the Vranino 1-11 permit once it becomes effective will be as follows:

● year 1: $350,000;

● year 2: $275,000;

● year 3: $350,000;

● year 4: $800,000;

● year 5: $3,050,000.

The permit is also subject to annual rent of approximately 15,896 BGN (approximately CAD$9,200).

Mid-term (1 to 4 years) milestones include drilling additional oil and gas wells in Bulgaria and Turkey. The Company’s share of the cost of drilling and completing horizontal wells on the Cendere Oil Field is approximately $1,000,000 each (based on our 19.6% working interest in the Cendere Oil Field –the total cost per well is $5,000,000). The Company’s share of the cost to drill and complete additional directional wells on the SASB Gas Field is approximately $3.900,000 per well (based on our 49% working interest in the SASB Gas Field – the total cost per well is $8,000,000). Actual drilling and completion costs are constantly fluctuating and may significantly change at the time drilling commences. Additionally, the Company plans to drill one oil exploration well on the Derrick exploration license in Turkey. The Company’s anticipates undertaking work on the Derrick license in cooperation with a farm-out partner. No prospective farm-out partner has been identified as at the date of this Prospectus and there is no guarantee that a suitable partner will be secured. For SASB, we many drill additional gas wells depending on whether we are successful in obtaining proven reserves or contingent resources based on our ongoing data analysis.

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

The Company holds a 100% interest in 4 Exploration Permits in the Hakkari-Derecik area of Turkey. The permit became effective on October 30th, 2014 and was set to expire on October 30th, 2019, however, the received an extension of the license until October 30, 2020 due to delays in exploration caused by security and safety issues in the region.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarter ended September 30, 2019 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: November 22, 2019

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: November 22, 2019

