Form 10-K
period 2019-12-31
Trillion Energy International Inc.
filed 2020-05-15
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-55539

TRILLION ENERGY INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4488552
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:45, Kat:14, 06450, Oran, Cankaya, Anakara, Turkey
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

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2019, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.13) on that date, was approximately $10,871,051. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 87,628,823 shares of common stock outstanding as of May 14, 2020.

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

PART I

ITEM 1. BUSINESS

Name and Organization

Trillion Energy International Inc. (formerly Park Place Energy, Inc.) and its consolidated subsidiaries, (“Trillion Energy”, “Company”, “we” or “our”) is headquartered out of Turan Gunes with operations based primarily from Turkey at Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:45, Kat:14, 06450, Oran, Cankaya, Ankara, Turkey. The Company also has registered offices in Canada and Bulgaria. The Company was incorporated in Delaware in 2015.

General

Trillion Energy International Inc. is focused on it’s oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). As a result of the acquisition of the Tiway Companies, the Company now owns interests in the producing Cendere oil field, in the producing South Akcakoca Sub-Basin (“SASB”) gas field, and in the shut in Bakuk gas field all in Turkey. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey”.

PPE Turkey own 19.6% interest in the onshore Cendere oil field except three wells where PPE Turkey own 9.8% interest. PPE owns 49% working interest in the offshore SASB.

At December 31, 2019, net production to the PPE Turkey from such fields was 181 barrels of oil equivalent per day or Boe/d. For the year 2019, net production to the PPE Turkey averaged 191 Boe/d. Due to the acquisition of the PPE Turkey , the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At December 31, 2019, the gross oil production rate for the producing wells in Cendere was 702 bbls/day; the average daily 2019 gross production rate for the field was 790 bbls/day. At the end of April 2020, oil is currently sold at a price of approximately US$18 per barrel for a negative netback per barrel of approximately US$9. At year-end 2019, the Cendere field was producing 115 barrels of oil per day net to the PPE Turkey; and averaged 127 barrels per day during 2019 net to the PPE Turkey

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. Total gross production to date from the four fields is in excess of 40 Bcf.

At December 31, 2019, the gross gas production rate for the 4 producing wells in SASB was 0.807 MMcfd; the average daily 2019 gross production rate for the field was 1.04 MMcfd. At the end of April 2020, gas is currently sold at a price of approximately US$6.20 per Mcf for a netback per Mcf of approximately US$3.23. The low net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially.

With the acquisition of the PPE Turkey, the Company also acquired another oil and gas asset, a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in.

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

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three-judge administrative panel. The three-judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final. A final decision was issued in favor of the Company during 2017, such that the validity of the process resulting in the permit to the Company was upheld.

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

Employees, Officers and Directors

As of December 31, 2019, the Company has nine employees in Turkey, and two in North America and one in Bermuda. As of December 31, 2019, our business is generally conducted through our officers and directors of the Company. A description of officers and directors can be found in Item 10.

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

At December 31, 2019, all of our Bulgarian oil and gas resources are classified as prospective resources as are a portion of the SASB resources. There is significant uncertainty attached to prospective resource estimates. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

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

The Company will comply with regulations adopted in Bulgaria adopting a moratorium on fracture stimulation activities, and the inability to conduct such activities could result in increased costs and additional operating restrictions or delays.

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

Competition in the oil and natural gas industry for licenses is intense, and many of our competitors have greater financial, technological and other resources than we do, which may adversely affect our ability to compete.

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

The value of our common stock may be affected by matters that are not related to our operating performance and are outside of our control. These matters include the following:

●	general economic conditions in the United States and globally;

●	industry conditions, including fluctuations in the price of oil and natural gas;

●	governmental regulation of the oil and natural gas industry, including environmental regulation and regulation of fracture stimulation activities;

●	fluctuation in foreign exchange or interest rates;

●	liabilities inherent in oil and natural gas operations;

●	geological, technical, drilling and processing problems;

●	unanticipated operating events that can reduce production or cause production to be shut in or delayed;

●	failure to obtain industry partner and other third-party consents and approvals, when required;

●	stock market volatility and market valuations;

●	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

●	the need to obtain required approvals from regulatory authorities;

●	worldwide supplies and prices of, and demand for, oil and natural gas;

●	political conditions and developments in each of the countries in which we operate;

●	political conditions in oil and natural gas producing regions;

●	revenue and operating results failing to meet expectations in any particular period;

●	investor perception of the oil and natural gas industry;

●	limited trading volume of our common shares;

●	announcements relating to our business or the business of our competitors;

●	the sale of assets;

●	our liquidity;

●	our ability to raise additional funds; and

●	the uncertain impact of the COVID-19 pandemic on our operations and the economy.

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

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 87,628,823 shares were issued and outstanding as of May 14, 2020. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Turkey Properties

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). As a result of the acquisition of the Tiway Companies, the Company now owns interests in three producing oil and gas fields in Turkey, one of which is offshore and the other two are onshore. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey”.

SASB

The primary asset of the PPE Turkey is the offshore production license called the South Akcakoca Sub-Basin (“SASB”). PPE Turkey owns a 49% working interest in SASB which has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1100 to1800 meters.

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

As of December 31, 2019, there are 4 production wells over 4 platforms. 5 additional wells were drilled and tested and temporarily abandoned pending connection to production pipeline (“Undeveloped Discoveries”), 3 wells are dry, and 1 well is abandoned. The total gross acreage of the SASB is12,385 hectares. There was no new drilling during the fiscal year, however, well maintenance has occurred.

Cendere

With the acquisition of the PPE Turkey, the Company also acquired a 19.6% interest in the Cendere field except three wells where the Company has a 9.8% interest, a producing oil field located in Central Turkey. At year-end 2019, the Cendere field was producing 115 barrels of oil per day, net to the PPE Turkey Companies; and averaged 127 barrels per day during 2019 net to the PPE Turkey.

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

The Cendere Field is a long-term low decline oil reserve.

Bakuk

A 50% operated interest in the shut-in Bakuk gas field located near the Syrian border.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $8,266 based on the exchange rate of 0.52 Lev to U.S. Dollar as of April 30, 2020). The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three judge administrative panel. The three judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company appealed the decision to a five-judge panel whose decision will be final. During 2017, the five judge panel ruled in favor of the Company. The Company is in the process of obtaining an environmental impact study which is required for the work program to commence. This report is expected to be obtained later this year.

Reserves Reported to Other Agencies

We have not filed estimates of total in-place resources or proved oil and gas reserves with any other federal authority or agency in the United States, Canada, Turkey or Bulgaria at this time. Presently, we are not required to prepare an estimate with respect to the Bulgarian property because our license has not yet become effective. We will file such reports as and when required under applicable regulations after receiving the Bulgarian exploration permit.

Reserves

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

Reserves category	Reserves
	Oil (mbbls)	Natural gas (mmcf)
PROVED
Developed:
Turkey	204
Undeveloped:
Turkey	-	10,100
TOTAL PROVED	204	10,100

An independent firm, GLJ Petroleum Consultants (GLJ) completed an independent reserves assessment and evaluation of the oil and gas properties located in Turkey of Trillion Energy International Inc. The effective date of this evaluation is December 31, 2019. The evaluation was prepared in accordance with procedures and standards contained in the Canadian Oil and Gas Evaluation (COGE) Handbook.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2019 as awarded in the Bulgarian License Agreement and Turkey Hakkari:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria Vranino	98,205	98,205
Turkey, Hakkari	85,756	85,756
TOTAL	183,961	183,961

(1)	Undeveloped acreage is considered to be those lease hectares on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

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

At Hakkari Turkey the Company is evaluating its options.

In Turkey, the Company plans to do workovers in the Cendere Field to keep production at its current net rate of 119 bopd. For SASB the company intends to seek funding for development of the natural reserves on the license area.

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

2019	High Bid	Low Bid
4th Quarter	$0.104	$0.060
3rd Quarter	$0.137	$0.047
2nd Quarter	$0.239	$0.075
1st Quarter	$0.183	$0.033
2018
4th Quarter	$0.142	$0.004
3rd Quarter	$0.231	$0.070
2nd Quarter	$0.210	$0.070
1st Quarter	$0.180	$0.073

Holders

The number of record holders of our common stock, $0.00001 par value, as of May 14, 2020, was approximately 1,150.

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

During the years ended December 31, 2019 and 2018, the Company issued 3,800,000 and 2,450,000, respectively, of stock options and 585,000 and 520,000, respectively, of restricted stock units (“RSUs”) under the 2013 Plan.

The following table provides a summary of the number of securities to be issued upon exercise of outstanding stock options, warrants and rights as of December 31, 2019 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2013 Plan)	8,250,000	$0.13	Variable*
Warrants	19,439,961	$0.26	Unrestricted
Total	27,689,961

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of May 14, 2020, the 10% rolling maximum is 8,762,882.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2019 and 2018.

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

Executive Summary

Trillion Energy International Inc. is focused on it’s oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). As a result of the acquisition of the Tiway Companies, the Company now owns interests in the producing Cendere oil field, in the producing South Akcakoca Sub-Basin (“SASB”) gas field, and in the shut in Bakuk gas field all in Turkey. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey”.

PPE Turkey own 19.6% interest in the onshore Cendere oil field except three wells where PPE Turkey own 9.8% interest. PPE owns 49% working interest in the offshore SASB.

At December 31, 2019, net production to the PPE Turkey from such fields was 181 barrels of oil equivalent per day or Boe/d. For the year 2019, net production to the PPE Turkey averaged 191 Boe/d. Due to the acquisition of the PPE Turkey , the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At December 31, 2019, the gross oil production rate for the producing wells in Cendere was 702 bbls/day; the average daily 2019 gross production rate for the field was 790 bbls/day. At the end of April 2020, oil is currently sold at a price of approximately US$32 per barrel for a netback per barrel of approximately US$1. At year-end 2019, the Cendere field was producing 115 barrels of oil per day net to the PPE Turkey; and averaged 127 barrels per day during 2019 net to the PPE Turkey

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. total gross production to date from the four fields is in excess of 40 Bcf.

At December 31, 2019, the gross gas production rate for the 4 producing wells in SASB was 0.807 MMcfd; the average daily 2019 gross production rate for the field was 1.04 MMcfd. At the end of April 2020, gas is currently sold at a price of approximately US$6.2 per Mcf for a netback per Mcf of approximately US$3.23. The low net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially.

With the acquisition of the PPE Turkey , the Company also acquired another oil and gas asset, a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in.

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

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. On August 26, 2014, the Bulgarian environmental agency approved the Company’s overall work program and first year annual work program. A number of parties appealed the decision of the environmental agency and an appeal proceeding was commenced before a three-judge administrative panel. The three-judge panel issued a decision on February 3, 2017 in which it ruled that the environmental agency had failed to follow its own regulations in approving the Company’s work programs. Both the environmental agency and the Company have appealed the decision to a five-judge panel whose decision will be final.

Bulgaria

Strategic Focus

Our focus currently is obtaining funding to produce our reserves in our oil and gas fields in Turkey, which we expect will generate significant cash-flow and profits for the Company. Further development is contingent upon receiving further funding, and our plan is to further develop the fields when funding is received. The Bulgaria license area holds great upside attraction as a potential coal bed methane exploration project. The license area was extensively drilled for coal exploration from 1964 to 1990. It was determined that coal mining was not technically feasible. However, the coal exploration drilling provided us with an extensive database.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2019 and 2018, which are included herein.

Revenue

For the year ended December 31, 2019, the Company had oil and gas revenue of $3,915,799, compared to $4,253,326 for the year ended December 31, 2018. Revenue decreased primarily due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 17% over the comparable period and was partially offset by an increase in revenue denominated in Turkish Liras. Oil and gas revenue denominated in Turkish Liras was ₺22,244,942 for the year ended December 31, 2019, compared to ₺19,981,333 for the year ended December 31, 2018.

Expenses

For the year ended December 31, 2019, the Company incurred production expenses related to its PPE Turkey operations of $2,593,180 (2018 - $2,802,080), depletion charges of $302,094 (2018 - $700,219), depreciation expense of $76,413(2018 - $29,408) and asset retirement obligation accretion expense of $417,965 (2018 - $371,526) for the year ended December 31, 2019. Accretion of asset retirement costs increased by $46,439 for the year ended December 31, 2019 primarily due to the increase in the asset retirement obligation cost base from the Foinovan interest acquired in the prior year. Depreciation increased by $47,005 for the year ended December 31, 2019 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the year. Production expenses and depletion charges decreased by $208,900 and $398,125, respectively, primarily due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 17% over the comparable period and was partially offset by an increase in production costs due to higher production in the current year.

For the year ended December 31, 2019, the Company had stock-based compensation of $437,725, compared to $337,227 for the year ended December 31, 2018. The expense for the year ended December 31, 2019 included $379,225 for the grant of 3,800,000 stock options under the 2013 Option Plan and $58,500 for the grant and vesting of 585,000 RSU’s.

For the year ended December 31, 2019, the Company had general and administrative expenses of $1,781,859, compared to $2,118,213 for the year ended December 31, 2018. $751,481 in expenses were from the North American head office, which resulted in a year over year decrease of $255,743. In general & administrative expenses in the North American operations, $107,300 was for consulting and management fees, $127,791 for legal and professional fees and $167,789 for audit and financial services. Turkey general and administrative expenses accounted for $ 1,060,515 of the total general and administrative for 2019.

Other Income (Expense)

For the year ended December 31, 2019, the Company had net other income of $9,944, compared to other expense of $270,166 for the year ended December 31, 2018. For the year ended December 31, 2019, other income (expense) consisted primarily of interest expense and foreign exchange loss, partially offset by other income and interest income. For the year ended December 31, 2018, other income (expense) consisted primarily of warrant modification expense, loss on debt settlement and interest expense, partially offset by other income and foreign exchange gain.

Net Loss

Our net loss for the year ended December 31, 2019 was $1,683,493, compared to $2,375,513 for the year ended December 31, 2018 for the reasons explained above.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$863,017	$795,520
Working capital (deficiency)	391,237	(11,817)
Total assets	7,297,185	8,662,675
Total liabilities	5,497,278	5,791,591
Stockholders’ equity	1,799,907	2,871,084

Cash Used in Operating Activities

Net cash provided by operating activities for the year ended December 31, 2019 was $176,317, compared to $267,221 cash used in operating activities for the year ended December 31, 2018. The current year loss of $1,683,493 was offset by $1,323,960 in net non-cash items and $535,850 in changes in working capital items for the year ended December 31, 2019. This compares to a prior year loss of $2,375,513, offset by $2,051,979 in net non-cash items and $56,313 in changes in working capital items

Cash Used in Investing Activities

Net cash used for investing activities for the year ended December 31, 2019 was $48,064, compared to $589,834 used for the year ended December 31, 2018. Oil and gas properties expenditures decreased to $37,449 from $504,110 in 2018 as the prior year expenditures included the acquisition costs for the SASB fields.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the year ended December 31, 2019 was $113,843, compared to $1,483,018 for the year ended December 31, 2018. Cash provided by financing activities in the current year was from convertible debentures and loans payable, partially offset by repayment of loans payable. This compares to the prior year where cash provided by financing activities was from issuance of common stock, partially offset by repayment of loans payable.

Future Operating Requirements

Based on our current plan of operations and due to a decline in oil prices, we estimate that we will require approximately $500,000 to pursue our plan of operations over the next 12 months. We plan to spend approximately $50,000 on an environmental report and we also plan to improve our working capital surplus by paying off accounts payable. The operations in Turkey are self-sustaining and will generate net cash flow sufficient to fund in-country general and administrative expenses as well as a portion of our head office overhead. We will require approximately $250,000 for general and administrative expenses.

To reduce our current outstanding trade payables and indebtedness will require approximately $1.2 million; however, we may be able to negotiate terms that will require a lesser amount.

Based on the recent increase in reserves on SASB, our current plan of operations in the period 12 to 18 months is the drilling of up to four (4) new wells at SASB and to reenter three existing wells to perform workovers to increase gas production. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures to enable us to conduct such operations.

As of December 31, 2019, the Company had unrestricted cash of $863,017. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

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

Recent accounting pronouncements

A summary of recent accounting pronouncements is presented in Note 2 of our Annual Consolidated Financial Statements for the year ended December31, 2019 within this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

TRILLION ENERGY INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trillion Energy International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trillion Energy International, Inc. and subsidiaries (the “Company” and formerly known as Park Place Energy, Inc.) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Buckley Dodds LLP

We have served as the Company’s auditor since 2019

Vancouver, British Columbia

May 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trillion Energy International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trillion Energy International, Inc. and subsidiaries (the “Company” and formerly known as Park Place Energy, Inc.) as of December 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

We served as the Company’s auditor from 2014 to 2019

Houston, TX

April 16, 2019

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$863,017	$795,520
Account receivables	637,145	661,298
Prepaid expenses and deposits	30,035	296,827
Note receivable	50,671	–
Total current assets	1,580,868	1,753,645
Oil and gas properties, net	5,574,295	6,650,932
Property and equipment, net	45,116	106,155
Restricted cash	96,906	102,751
Note receivable	–	49,192
Total assets	$7,297,185	$8,662,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,170,568	$1,385,394
Loans payable - current	14,304	380,068
Operating lease liability - current	4,759	–
Total current liabilities	1,189,631	1,765,462
Asset retirement obligation	3,633,427	4,026,129
Loans payable	546,729	–
Convertible debt	48,033	–
Derivative liability	79,458	–
Total liabilities	5,497,278	5,791,591
Stockholders’ equity:
Common stock; authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 87,628,823 and 83,360,966 shares	876	834
Additional paid-in capital	27,031,125	26,220,157
Stock subscriptions and stock to be issued	23,052	41,302
Accumulated other comprehensive loss	(311,104)	(130,660)
Accumulated deficit	(24,944,042)	(23,260,549)
Total stockholders’ equity	1,799,907	2,871,084
Total liabilities and stockholders’ equity	$7,297,185	$8,662,675

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31,
	2019	2018
Revenue
Oil and gas revenue	$3,915,799	$4,253,326
Cost and expenses
Production	2,593,180	2,802,080
Depletion	302,094	700,219
Depreciation	76,413	29,408
Accretion of asset retirement obligation	417,965	371,526
Stock-based compensation	437,725	337,227
General and administrative	1,781,859	2,118,213
Total expenses	5,609,236	6,358,673
Loss before other income (expense)	(1,693,437)	(2,105,347)
Other income (expense)
Interest income	29,780	27,267
Interest expense	(44,628)	(61,196)
Accretion of convertible debt discount	(6,101)	–
Foreign exchange gain (loss)	(4,232)	56,236
Other income	60,637	259,930
Change in fair value of derivative liability	2,498	–
Gain (loss) on debt settlement	(28,010)	(77,735)
Warrant modification expense	–	(474,668)
Total other income (expense)	9,944	(270,166)
Net loss	$(1,683,493)	$(2,375,513)

Loss per share, basic and diluted	$(0.02)	$(0.03)
Weighted average number of shares outstanding basic and diluted	83,850,414	70,624,497

Other comprehensive income (loss)
Foreign currency translation adjustments	$(180,444)	$4,809
Comprehensive loss	$(1,863,937)	$(2,370,704)

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2017	58,243,904	$582	$22,905,377	$80,400	$(135,469)	$(20,885,036)	$1,965,854
Issuance of common stock	16,278,562	163	1,633,960	–	–	–	1,634,123
Stock subscriptions received	–	–	–	41,302	–	–	41,302
Stock issuance costs	–	–	(33,834)	–	–	–	(33,834)
Restricted stock unit grants and vesting	1,190,000	12	137,938	(80,400)	–	–	57,550
Stock-based compensation expense	–	–	279,677	–	–	–	279,677
Warrant modification expense	–	–	474,668	–	–	–	474,668
Issuance of finders warrants	–	–	10,584	–	–	–	10,584
Stock-issued for debt settlement	7,236,000	73	744,292	–	–	–	744,365
Stock issued as deposit for oil and gas property	500,000	5	67,495	–	–	–	67,500
Returned to treasury	(87,500)	(1)	–	–	–	–	(1)
Currency translation adjustment	–	–	–	–	4,809	–	4,809
Net loss	–	–	–	–	–	(2,375,513)	(2,375,513)
Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	439,423	4	56,438	(40,750)	–	–	15,692
Stock issued for debt settlement	3,393,434	34	339,309	–	–	–	339,343
Restricted stock unit grants and vesting	585,000	6	58,494	–	–	–	58,500
Stock-based compensation expense	–	–	379,225	–	–	–	379,225
Returned to treasury	(150,000)	(2)	(22,498)	22,500	–	–	–
Currency translation adjustment	–	–	–	–	(180,444)	–	(180,444)
Net loss	–	–	–	–	–	(1,683,493)	(1,683,493)
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss for the period	$(1,683,493)	$(2,375,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	437,725	337,227
Depletion	302,094	700,219
Depreciation	76,413	29,408
Accretion of asset retirement obligation	417,965	371,526
Accretion of convertible debt discount	6,101	–
Change in fair value of derivative liability	(2,498)	–
Unrealized foreign exchange loss	16,537	–
Interest from loans payable	41,613	61,196
Loss on settlement of debt	28,010	77,735
Warrant modification expense	–	474,668
Changes in operating assets and liabilities:
Account receivables	24,153	(20,935)
Prepaid expenses and deposits	266,792	(132,834)
Accounts payable and accrued liabilities	244,905	210,082
Net cash provided by (used in) operating activities	176,317	(267,221)
Investing activities:
Property and equipment expenditures	(10,615)	(85,724)
Oil and gas properties expenditures	(37,449)	(504,110)
Net cash used in investing activities	(48,064)	(589,834)
Financing activities:
Proceeds from stock subscriptions received	15,692	1,634,123
Proceeds from stock to be issued	–	41,302
Stock issuance costs	–	(23,250)
Proceeds from loans payable	46,283	43,349
Repayment of loans payable	(71,227)	(212,506)
Proceeds from convertible debt	123,095	–
Net cash provided by financing activities	113,843	1,483,018
Effect of exchange rate changes on cash and cash equivalents	(180,444)	14,144
Net (decrease) increase in cash, cash equivalents, and restricted cash	61,652	640,107
Cash, cash equivalents and restricted cash, beginning of year	898,271	258,164
Cash, cash equivalents and restricted cash, end of year	$959,923	$898,271

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$863,017	$795,520
Restricted cash, end of period	96,906	102,751
Cash, cash equivalents and restricted cash, end of period	$959,923	$898,271

Non-cash investing and financing activities:
Accounts payable and debt settled by issuance of shares	$339,343	$666,630
Initial recognition of right-of-use asset	$4,759	$–
Asset retirement revaluation	$810,667	$–
Stock issued for oil and gas property	$–	$67,500
Warrants issued as stock issuance costs	$–	$10,584
Additions to asset retirement obligation	$–	$1,127,344

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2019 and 2018

(Expressed in U.S. dollars)

1.	Organization

Trillion Energy International Inc. and its consolidated subsidiaries, (collectively referred to as the “Company”) is a U.S. based oil and gas exploration and production company. Effective April 10, 2020, our corporate headquarters moved from Suite 700, 838 West Hastings Street, Vancouver, B.C., Canada to Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:54, Kat:14, 06450, Oran, Cankaya, Anakara, Turkey. The Company also has a registered office in Canada and Bulgaria. The Company was incorporated in Delaware in 2015.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Going Concern

Consolidation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Park Place Energy Corp., Park Place Energy Inc., Park Place Energy Bermuda, BG Exploration EOOD, and Park Place Energy Turkey. All intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform with the financial statement presentation adopted in the current year.

Going Concern

The Company has suffered recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need to raise funds through either the sale of its securities, issuance of corporate bonds, joint venture agreements and/or bank financing to accomplish its goals. If additional financing is not available when needed, the Company may need to cease operations. The Company may not be successful in raising the capital needed to drill and/or rework existing oil wells. Any additional wells that the Company may drill may be non-productive. Management believes that actions presently being taken to secure additional funding for the reworking of its existing infrastructure will provide the opportunity for the Company to continue as a going concern. Since the Company has an oil producing asset, its goal is to increase the production rate by optimizing its current infrastructure. The accompanying financial statements have been prepared assuming the Company will continue as a going concern; no adjustments to the financial statements have been made to account for this uncertainty.

(b)	Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, leases, convertible debt and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The Company adopted this standard using the modified retroactive basis on January 1, 2018. No financial statement impact occurred upon adoption.

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

Transfer of control drives the presentation of transportation and gathering costs within the accompanying consolidated statements of operations. Transportation and gathering costs incurred prior to control transfer are recorded within the transportation and gathering expense line item on the accompanying consolidated statements of operations, while transportation and gathering costs incurred subsequent to control transfer are recorded as a reduction to the related revenue.

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

(h)	Long-Lived Assets

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

(j)	Financial Instruments and Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. The hierarchy is broken down into three levels based on the observability of inputs as follows:

●	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●	Level 2 – Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying values of cash and cash equivalents, account receivables, note receivable, restricted cash and accounts payable and accrued liabilities approximate their fair values because of their immediate or short-term to maturity.

The carrying value of loans payable, operating lease liability and convertible debt, less any unamortized discounts, approximate their fair value due to minimal changes in interest rates and the Company’s credit risk since initial recognition.

The Company’s derivative liability is measured at its fair value at the end of each reporting period and is categorized as Level 2 in the fair value hierarchy.

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

As of December 31, 2019, and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2019 and 2018. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

(l)	Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income (loss). The functional currency of the Company’s Bulgarian operations is the Bulgarian Lev. The functional currency of the Company’s Turkish operations is the Turkish Lira.

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

The Company records restricted stock units at the grant date fair value and recognizes the related expense evenly over the vesting period. In circumstances where the restricted stock units vest on the date of grant, the expense would be immediately recognized on grant.

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

(o)	New Accounting Pronouncements

Adopted in the Current Year

Leases

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) 2016-02, which requires lessors to classify leases as a sales-type, direct financing, or operating lease and requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.

The Company adopted the new standard on January 1, 2019 using the modified retrospective approach. The Company elected the following practical expedients:

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

Included in prepaid expenses and deposits at December 31, 2019, is $nil (2018 - $237,791) relating to field insurance for the Turkey Operations.

4.	Restricted cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

5.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2018	$3,083,831	$2,639,563	$5,723,394
Expenditures	37,095	467,015	504,110
Asset retirement additions	–	1,127,344	1,127,344
Depletion	–	(700,219)	(700,219)
Foreign currency translation change	(3,697)	–	(3,697)
December 31, 2018	3,117,229	3,533,703	6,650,932
Expenditures	–	37,449	37,449
Asset retirement revaluation	–	(810,667)	(810,667)
Depletion	–	(302,094)	(302,094)
Foreign currency translation change	(1,325)	–	(1,325)
December 31, 2019	$3,115,904	$2,458,391	$5,574,295

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

The Cendere Field is a long-term low decline oil reserve. During April 2020, the Company’s average net oil was 115 bopd at 96% water cut. At December 31, 2019, the Cendere field was producing 115 barrels of oil equivalent per day, net to the PPE Turkey Companies; and averaged 127 barrels of oil equivalent per day during 2019 net to the PPE Turkey Companies. The field started to produce water during the first year of production. As of March 25, 2020, 20.6MMbbls of oil have been produced from the Cendere Field.

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

6.	Property and equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2018	$–	$82,069	$15,708	$97,777
Additions	–	897	84,827	85,724
Depreciation	–	(20,697)	(8,711)	(29,408)
Disposals	–	–	(16,990)	(16,990)
Foreign currency translation change	–	(17,793)	(13,155)	(30,948)
December 31, 2018	–	44,476	61,679	106,155
Adoption of Topic 842	50,065	–	–	50,065
Additions	19,193	–	–	19,193
Depreciation	(16,839)	(44,476)	(15,098)	(76,413)
Disposals	(47,660)	–	–	(47,660)
Foreign currency translation change	–	–	(6,224)	(6,224)
December 31, 2019	$4,759	$–	$40,357	$45,116

7.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($573,400 USD at December 31, 2019) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2019, the outstanding balance on the loan receivable was $50,671 (2018 - $49,192). The change in balance was due to changes in foreign currency translations.

8.	Loans Payable

As at	December 31, 2019	December 31, 2018
Unsecured, interest bearing loans at 10% per annum	$459,895	$368,113
Unsecured, interest bearing loan at 20.5% per annum	46,283	–
Non-interest bearing loans	54,855	11,955
Total loans payable	561,033	380,068
Current portion of loans payable	(14,304)	(380,068)
Long term portion of loans payable	$546,729	$–

On August 2, 2019, Garanti Bank extended a long-term loan to Park Place Turkey in the amount of $46,283. The loan matures on August 2, 2022 and bears interest at 20.5% per annum. Principal and accrued interest are paid at the end of the loan term.

During the year ended December 31, 2019, $380,068 was reclassified to long term loans payable as the maturity date of various loans was extended to April 1, 2021.

9.	Leases

The Company leases certain assets under lease agreements. The lease liability consists of a single lease for office space which was classified as an operating lease. Upon adoption of Topic 842, on January 1, 2019 the Company recognized an addition to right-of-use assets of $50,065 and lease liabilities of $50,065. During the year ended December 31, 2019, the Company recognized $20,279 in operating lease expense under Topic 842, which is included in general and administrative expenses. As of December 31, 2019, the Company’s leases had a weighted average remaining lease term of 0.25 years. Operating right-of-use assets have been included within property and equipment and lease liabilities on the Company’s consolidated balance sheet as follows:

Right-of-use asset	December 31, 2019
Cost	$18,345
Accumulated amortization	(13,586)
Net book value	$4,759

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

Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2019 are as follows:

Operating leases
2020	$4,759
Total future minimum lease payments and total lease liability	$4,759

10.	Asset Retirement Obligations

Asset retirement obligations (“AROs”) associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The fair value of AROs is recognized as of the acquisition date for business combinations. The cost of the tangible asset, including the asset retirement cost, is depleted over the life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment. The Company’s ARO is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging costs, remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs.

The following is a continuity of the Company’s asset retirement obligations:

	December 31, 2019	December 31, 2018

Asset retirement obligations at beginning of year	$4,026,129	$2,527,259
Additions	–	1,127,344
Accretion expense	417,965	371,526
Change in estimate	(810,667)	–
Asset retirement obligations at end of year	$3,633,427	$4,026,129

11.	Convertible Debentures

On September 30, 2019, the Company closed an unbrokered private placement of convertible debt, issuing $123,095 ($163,000 CAD) in debentures to two investors. The convertible debentures bear interest at 10% per annum, payable annually in advance. They are convertible any time during the term of the debenture into units (each unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.20 USD or $0.25 CAD per share, based on the currency initially subscribed) at a conversion price of $0.12 USD or $0.15 CAD per unit, based on the currency initially subscribed. The convertible debt matures on September 30, 2021 and is secured by a general security agreement over the assets of the Company.

As the September 30, 2019 convertible debt included an embedded conversion feature denominated in Canadian dollars, the debt was determined to be a financial instrument comprising an embedded derivative representing the conversion feature with a residual host debt component. On initial recognition, the Company used the residual value method to allocate the principal amount of the debentures between the embedded derivative conversion feature and host debt components. The conversion feature was valued first with the residual allocated to the host debt component.

On initial recognition of the convertible debt granted on September 30, 2019, the Company recognized a derivative liability of $81,956 and an offsetting convertible debt discount of $81,956.

The fair value of the conversion features was determined based on the Black-Scholes Option Pricing Model using the following weighted average assumptions:

2019
Risk-free interest rate	1.61%
Expected life (years)	1.75
Expected volatility	275%
Dividend yield	0%

A continuity of convertible debt and the embedded derivative conversion feature for the year ended December 31, 2019 is as follows:

	Host debt instrument	Embedded conversion feature	Total
Balance, January1, 2018	$–	$–	$–
Balance, December 31, 2018	–	–	–
Issued during the period	123,095	–	123,095
Allocated to derivative	(81,956)	81,956	–
Accretion	6,101	–	6,101
Change in fair value of derivative	–	(2,498)	(2,498)
Foreign currency translation change	793	–	793
Balance, December 31, 2019	$48,033	$79,458	$127,491

12.	Common Stock

For the year ended December 31, 2019

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

On February 15, 2019, the Company issued 150,000 units at $0.15 per unit for gross proceeds of $22,500, pursuant to a private placement which closed on November 12, 2018, of which $8,000 was cash and $14,500 was included in stock subscriptions and to be issued as of December 31, 2018. Each unit consisted of one common share and one share purchase warrant , resulting in the issuance of 150,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. On July 19, 2019, the Company retired these 150,000 common shares as the incorrect number of shares were issued. The correct amount of 100,000 of shares and warrants was re-issued on July 23, 2019 for $15,000. The $22,500 was transferred back to ‘stock subscriptions and stock to be issued’. As a result, at September 30, 2019, $7,500 remains in stock to be issued.

On September 30, 2019, the Company closed a private placement of 76,923 units for gross proceeds of $7,692 which was received in cash. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 38,462 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

On September 30, 2019, the Company issued 3,393,434 units for a total of $339,343. These units were issued to related parties (Note 16) and were used to reduce accounts payable owed to these parties. There was no gain or loss in the settlement of these accounts payable. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 1,696,717 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

For the year ended December 31, 2018

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

On October 5, 2018, the Company returned 87,500 shares to treasury.

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

13.	Stock Options

The Board of Directors adopted the Park Place Energy Corp. 2013 Long-Term Incentive Equity Plan (the “Incentive Plan” or “2013 Plan”) effective as of October 29, 2013. The Incentive Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards and other stock-based awards.

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

A continuity of the Company’s outstanding stock options for the years ended December 31, 2019 and 2018 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2017	3,315,000	$0.14
Granted	2,450,000	0.12
Expired	(1,200,000)	0.14
Outstanding, December 31, 2018	4,565,000	0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, December 31, 2019	8,250,000	$0.13

At December 31, 2019, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
100,000	$0.19	March 14, 2020	100,000
900,000	$0.18	March 26, 2021	900,000
1,000,000	$0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
3,800,000	$0.13	September 19, 2024	3,800,000
8,250,000			8,250,000

As at December 31, 2019, the weighted average remaining contractual life of outstanding stock options is 3.77 years. The aggregate intrinsic value of the stock options at December 31, 2019 is $Nil (2018 - $Nil).

For the year ended December 31, 2019, the Company recognized $379,225 (2018 - $279,677) in stock-based compensation expense for options granted and vested. At December 31, 2019 and 2018, the Company has no unrecognized compensation expense related to stock options.

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	2019	2018
Risk-free interest rate	1.61%	2.95%
Expected life (years)	5.00	4.29
Expected volatility	278%	211%
Dividend yield	0%	0%
Weighted average fair value per share	$0.12	$0.11

14.	Warrants

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

A continuity of the Company’s outstanding share purchase warrants for the years ended December 31, 2019 and 2018 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2017	10,895,000	$0.30
Issued	17,498,532	0.25
Expired	(10,895,000)	0.30
Outstanding, December 31, 2018	17,498,532	0.25
Issued	1,891,429	0.30
Expired	–	–
Outstanding, December 31, 2019	19,389,961	$0.26

At December 31, 2019, the Company had the following outstanding share purchase warrants:

Outstanding	Exercise Price	Expiry Date
18,750	$0.30	January 10, 2020
1,650,000	0.30	January 30, 2020
700,000	0.30	February 9, 2020
500,000	0.30	February 21, 2020
1,675,000	0.30	March 7, 2020
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
37,500	0.30	August 15, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
100,000	0.30	October 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
38,462	0.30	May 1, 2021
1,696,717	$0.30	September 30, 2021
19,389,961

As at December 31, 2019, the weighted average remaining contractual life of outstanding warrants is 0.75 years.

15.	Restricted Stock Units

During the year ended December 31, 2019, the Company granted 585,500 (2018 - 520,000) restricted stock units (“RSUs”) as consideration for management and consulting contracts. The RSUs were valued at $58,500 (2018 - $57,550) based on the fair market value of the closing price of the common stock of the Company at the grant date and are recognized evenly over the vesting period. Within 30 days of vesting, the RSUs are exchanged for shares of common stock of the Company.

For the year ended December 31, 2019, the Company recognized $58,500 (2018 - $57,550) in stock-based compensation expense for RSUs granted and vested. At December 31, 2019 and 2018, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2017	–	$–
Granted	520,000	0.11
Vested	(520,000)	0.11
Balance, December 31, 2018	–	–
Granted	585,500	0.10
Vested	(585,500)	0.10
Balance, December 31, 2019	–	$–

16.	Related Party Transactions

At December 31, 2019, accounts payable and accrued liabilities included $58,438 (2018 - $67,345) due to related parties. The amounts are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2019, the Company issued 3,393,434 units for the settlement of accounts payable owed to related parties in the amount of $339,343, resulting in no gain or loss. Refer to Note 12.

17.	Segment Information

During the years ended December 31, 2019 and 2018, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments included, a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

For the year ended December 31, 2019
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$3,915,799	$3,915,799

Cost and expenses
Production	–	–	2,593,180	2,593,180
Depletion	–	–	302,094	302,094
Depreciation	–	–	76,413	85,633
Accretion of asset retirement obligation	–	–	417,965	417,965
Stock-based compensation	–	437,725	–	437,725
General and administrative	(748)	712,872	1,069,735	1,781,859
Total (recovery) expenses	$(748)	$1,150,597	$4,459,387	$5,609,236

Income (loss) before other income (expenses)	$748	$(1,150,597)	$(543,588)	$(1,693,437)
Other income (expenses)
Interest income	–	–	29,780	29,780
Interest expense	–	(44,628)	–	(44,628)
Accretion of convertible debt discount	–	(6,101)	–	(6,101)
Other income (expense)	–	–	60,637	60,637
Foreign exchange gain (loss)	–	(16,537)	12,305	(4,232)
Loss on debt settlement	–	(28,010)	–	(28,010)
Change in fair value of derivative liability	–	2,498	–	2,498
Total other income (expense)	$–	$(92,778)	$102,722	$9,944

Net income (loss)	$748	$(1,243,375)	$(440,866)	$(1,683,493)

Long-lived assets	$3,115,904	$–	$2,503,507	$5,619,411

For the year ended December 31, 2018
	Bulgaria	North America	Turkey	Total
Revenue
Oil and gas sales	$–	$–	$4,253,326	$4,253,326

Cost and expenses
Production	–	–	2,802,080	2,802,080
Depletion	–	–	700,219	700,219
Depreciation	–	–	29,408	29,408
Accretion of asset retirement obligation	–	–	371,526	371,526
Stock-based compensation	–	337,227	–	337,227
General and administrative	(778)	1,007,224	1,111,767	2,118,213
Total (recovery) expenses	(778)	1,344,451	5,015,000	6,358,673

Income (loss) before other income (expenses)	778	(1,344,451)	(761,674)	(2,105,347)
Other income (expenses)
Interest income	–	–	27,267	27,267
Interest expense	–	(61,196)	–	(61,196)
Foreign exchange gain	–	13,655	42,581	56,236
Other income (expense)	–	(30,000)	289,930	259,930
Loss on debt settlement	–	(77,735)	–	(77,735)
Warrant modification expense	–	(474,668)	–	(474,668)
Total other income (expense)	–	(629,944)	359,778	(270,166)

Net income (loss)	$778	$(1,974,395)	$(401,896)	$(2,375,513)

Long-lived assets	3,117,229	–	3,639,858	6,757,087

18.	Income Taxes

The Company has net operating losses carried forward of $14,620,816 available to offset taxable income in future years which expire beginning in fiscal 2025.

The Company is subject to United States federal and state income taxes at a rate of 21% in 2019 (2018 - 21%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019	2018
Benefit at statutory rate	$(353,534)	$(498,858)
Permanent differences and other	(91,922)	(170,498)
Valuation allowance change	445,456	669,356
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Net operating losses carried forward	$3,744,572	$3,391,039
Oil and gas properties	77,556	77,556
Stock compensation expense	1,142,618	1,050,695
Other	233	233
Total deferred income tax assets	4,964,979	4,519,523
Valuation allowance	(4,964,979)	(4,519,523)
Net deferred income tax asset	$–	$–

19.	Other Income

During the year ended December 31, 2018, the Company received $332,239 in other income from the government, which is included in other income on the statements of operations and comprehensive loss. This amount relates to the settlement of a legal and tax dispute with General Directorate of Petroleum Affairs (GDPA) relating to a taxation liability that the Company was assessed for training costs commencing 2008. The Company disputed the assessment but was previously unsuccessful in its application. In 2018, the Company was successful in negotiating a non-legal settlement, overturning the training cost obligation.

The training obligation was imposed by GDPA in relation to SASB Project pursuant to former Turkish Petroleum Law no. 6326. Because of the 2008 assessment, the Company was forced to follow the amounts and percentages set in 2008. The Law states that petroleum right holders in Turkey are obliged to train Turkish citizens against each foreign citizen recruited in petroleum activities. This obligation is determined by taking 25% of the total number of the days the foreigners worked for the petroleum activity.

20.	Subsequent Events

The recent outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time.

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

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2019 and 2018. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12- Month Average Price
	Oil per (Bbl)	Natural Gas per (Mcf)
Turkey
2019	$66.21	$3.07
2018	$66.21	$3.07

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2019	152,574	933,751	308,199
Purchased	–	–	–
Production	(46,262)	(137,392)	(69,161)
Revisions of estimates	97,688	9,303,641	1,648,295
December 31, 2019	204,000	10,100,000	1,887,333

Proved developed reserves
December 31, 2019
Proved developed producing	204,000	10,100,000	1,887,333
Proved developed non-producing	–	–	–
Total	204,000	10,100,000	1,887,333

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2018	200,000	736,941	322,824
Purchased	–	343,100	57,183
Production	(47,426)	(146,291)	(71,808)
Revisions of estimates	–	–	–
December 31, 2018	152,574	933,751	308,199

Proved developed reserves
December 31, 2018
Proved developed producing	152,574	933,751	308,199
Proved developed non-producing	–	–	–
Total	152,574	933,751	308,199

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2019 is shown in the table below. In our calculation of Standardized Measure, we have utilized statutory tax rates of 22% for Turkey. GLJ Petroleum Consultants did not estimate the Standardized Measure or future income tax expense.

As of and for the year ended December 31,	2019	2018
(in thousands)
Future cash inflows	$101,433	$15,858
Future production costs	(19,751)	(9,193)
Future development costs	(23,383)	–
Future income tax expense	(11,364)	(1,390)
Future net cash flows	46,935	5,275
10% annual discount for estimated timing of cash flows	(11,641)	(1,490)
Standardized measure of discounted future net cash flows related to proved reserves	$35,294	$3,785

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

As of and for the year ended December 31,	2019	2018
(in thousands)
Balance, beginning of period	3,785	2,755
Additions during the year	–	–
Net change in sales and transfer prices and in production (lifting) costs related to future production	29,616	1,302
Changes in estimated future development costs	(19,481)	(37
Sales and transfers of oil and gas produced during the period	(1,311)	(1,451)
Previously estimated development costs incurred during the period	–	39
Accretion of discount	3,886	497
Other	(1,743)	1,094
Net change in income taxes	(7,223)	(414)
Balance, end of period	$35,294	3,785

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2019 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”.

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

Based on this assessment, our management concluded that, as of December 31, 2019, our internal controls over financial reporting were effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as of December 31, 2019:

Name	Current Office with Company	Since
Arthur Halleran	President, Chief Executive Officer, Director	Director since October 4, 2011, President and CEO since September 2017
David M. Thompson	Chief Financial Officer	Director since October 29, 2013, CFO since September 2017
Barry Wood	Director	Director since December 31, 2018
Kubilay Yildirim	Director	Director since September 20, 2019

Dr. Arthur Halleran - President and Chief Executive Officer, Director

Dr. Halleran has been a director since October 4, 2011 and CEO since August, 2017. Dr. Halleran has a Ph.D. in Geology from the University of Calgary and has 40 years of international petroleum exploration experience. His international experience includes work in countries such as Canada, Colombia, Egypt, India, Guinea, Sierra Leone, Sudan, Suriname, Chile, Brazil, Pakistan, Peru, Tunisia, Trinidad Tobago, Argentina, Ecuador and Guyana. Dr. Halleran’s experience includes work with Petro-Canada, Chevron, Rally Energy, Canacol Energy, United Hunter Oil and Gas Corp. and United Hydrocarbon International Corp. In 2007, Dr. Halleran founded Canacol Energy Ltd., a company with petroleum and natural gas exploration and development activities in Colombia, Brazil and Guyana, where he served as vice president of exploration. Previously, Dr. Halleran was a consulting geologist for Rally Energy Corp. (Egypt), which discovered prolific reservoirs in Egypt. Dr. Halleran currently serves as Vice President of Exploration & Development for United Hydrocarbon International Corp., a company with oil interests in Chad, Africa. Dr. Halleran was appointed as a director of the Company to provide technical expertise and oversight to the Dobrudja Basin gas project in Bulgaria. His education and technical experience in the energy sector are valuable to our Company.

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

Kubilay Yildirim

Mr. Yildirim has over the past 20 years had hands on experience in drilling, production, seismic acquisition, and logistics for both onshore and offshore projects in Turkey. He has spent most of career with this company and its predecessor companies: Madison, Toreador and Tiway. He has also been involved in sales and divestitures of assets and has taken on significantly more managerial positions until being promoted to General Manager in 2009. Mr. Yildirim has a degree in Petroleum and Natural Gas Engineering from Middle East Technical University and an MBA from Bilgi University in Istanbul.

Term of Office

All of our directors hold office until the next annual shareholders meeting or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

Ozge Karalli – Finance Director (Turkey) – Age 44

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2019, these filings were made on a timely basis by our executive officers, directors and 10% shareholders, except as follows.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2019;

(b)	each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2019, and whose total compensation exceeds $100,000 per; and

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Arthur Halleran	2019	$157,429	–	15,000	119,755	–	292,184
President & CEO	2018	110,000	–	11,800	39,216	–	161,016

David M. Thompson	2019	75,000	–	12,500	79,837	–	167,337
Chief Financial Officer	2018	62,000	–	9,000	39,216	–	110,216

Notes

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.

Outstanding Equity Awards as of December 31, 2019

The following table summarizes the outstanding equity awards as of December 31, 2019 for each of our Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Arthur Halleran*	100,000	–	–	0.18	March 26, 2021
	500,000	–	–	0.12	September 15, 2022
	350,000	–	–	0.12	October 24, 2023
	1,200,000	–	–	0.13	September 19, 2024
David M. Thompson*	100,000	–	–	0.18	March 26, 2021
	300,000	–	–	0.12	September 15, 2022
	350,000	–	–	0.12	September 15, 2022
	800,000	–	–	0.13	September 19, 2024

*Includes management and board options

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2019, other than Arthur Halleran and David M. Thompson, whose compensation is included in the executive compensation table above:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Barry Wood	12,000	5,000	29,939	–	–	34,939
Kubilay Yildirim	250,000	8,000	29,939			37,939

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

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

On September 18, 2017, the Company entered into an agreement with David Thompson to act as CFO. Pursuant to the agreement, the Company shall issue 250,000 shares for payment of wages for the first three months of service, Thompson shall be paid a monthly salary of $4,000 in arrears with the option to convert wages payable to the Company shares at the average of the 10 day Market Price preceding the end of the month the wages are payable. For the period following the month during which the $1,000,000 Capital Raise is completed, a monthly salary of $8,000 payable monthly in arrears with the option to convert wages payable to shares at the average of the 10-day Market Price preceding the end of the month the wages are payable. Subject to a capital raise great than $5,000,000, the CFO shall be paid a monthly salary of $10,000 per month. As a signing bonus, the CFO was issued 300,000 stock options, exercisable for a period of 5 years from the date of issuance at an exercise price of $0.12 per share. On each of the anniversary of the agreement, the Company shall issue 75,000 fully vested RSUs, so long as the agreement remains in effect. If during the term of this Agreement the Company completes any cash financing of $5,000,000 the Company shall issue to Thompson 200,000 fully vested RSUs for each $5,000,000 raised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2019 regarding the beneficial ownership of our common stock by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

●	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 87,628,823 shares of common stock outstanding as of December 31, 2019.

For the purposes of the information provided below, (i) shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2019, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of December 31, 2019
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	8,030,000	(2)	9.2%
Aura Oil Holdings Ltd. 2nd Floor 25 Church Street Hamilton, Bermuda	5,900,000	(2)	6.7%
Century House Holdings Limited Craigmuir Chambers Roadtown Tortola, BIV	5,063,163		5.8%
Kishwar Tyab 12550 103 Ave Surrey, BC V2V 3G1	4,706,825	(2)	5.4%
Arthur Halleran PO Box 1476, 6189 Lind Lake Pit Rd, Fort St. James, BC, V0J 1P0	5,790,151	(2)	6.6%
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	4,300,000	(2)	4.9%
Barry Wood	700,000	(2)	0.8%
Kubilay Yildirim	730,000	(2)	0.8%
Named Executive Officers and Directors as a Group	3,700,000	(2)	13.1%

Notes

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31, 2019.

(2)	Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 1,250,000 warrants and 350,000 options; Aura Oil Holdings Ltd. – 350,000 options; Kishwar Tyab – 1,475,000 warrants; Arthur Halleran – 1,121,717 warrants and 2,150,000 options; David Thompson – 650,000 warrants and 1,550,000 options; Barry Wood – 650,000 options; Kubilay Yildirim – 650,000 options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Buckley Dodds, LLP (“Buckley Dodds”) served as our independent registered public accounting firm for the year ended December 31, 2019. Whitley Penn LLP (“Whitley Penn”) served as our independent registered public accounting firm for the year ended December 31, 2018 and resigned effective August 16, 2019. The following table shows the aggregate fees billed to us for these years by Buckley Dodds and Whitley Penn.

	2019	2018
Audit fees	$65,000	$118,028
Audit related fees	–	–
Tax fees	–	11,222
All other fees	–	–
Total	$65,000	$129,250

Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS

Certificate of Incorporation and Bylaws

3.1	Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)

Material Contracts

10.01	Larsen Energy Consulting Inc. Agreement dated May 1, 2013 (2)
10.03	Larsen Energy Consulting Inc. Agreement dated November 1, 2013 (3)
10.04	De-registration of 2007 stock option plan dated December 27, 2013 (4)
10.05	2011 Stock option plan dated November 21, 2011 (5)
10.06	2013 Long-Term Equity Incentive Plan effective October 29, 2013 (6)
10.07	First Amendment to the Larsen Energy Consulting Inc. Agreement dated August 1, 2014 (7)

Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL

101	The Company’s Consolidated Financial Statements and related Notes for the year ended December 31, 2019 from this Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language)

Notes

(1)	Incorporated by reference from our Current Report on Form 8- A12G filed with the SEC on November 13, 2015.
(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on July 18, 2013.
(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 7, 2013.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on January 17, 2014.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on November 25, 2011.
(6)	Incorporated by reference from our Schedule 14A filed on September 27, 2013.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the SEC on August 6, 2014.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: May 15, 2020

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: May 15, 2020

By:	/s/ David Thompson
David Thompson
Chief Financial Officer
Date: May 15, 2020

By:	/s/ Barry Wood
Barry Wood
Director
Date: May 15, 2020

