Form 10-Q
period 2020-03-31
Trillion Energy International Inc.
filed 2020-06-30
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 102,628,823 shares of common stock outstanding as of June 29, 2020.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$647,173	$863,017
Receivables	369,071	637,145
Prepaid expenses and deposits	32,468	30,035
Note receivable	49,708	50,671
Total current assets	1,098,420	1,580,868
Oil and gas properties, net	5,509,682	5,574,295
Property and equipment, net	162,763	45,116
Restricted cash	94,854	96,906
Total assets	$6,865,719	$7,297,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,126,707	$1,170,568
Loans payable - current	52,291	14,304
Operating lease liability - current	13,680	4,759
Total current liabilities	1,192,678	1,189,631
Asset retirement obligation	3,724,263	3,633,427
Loans payable – long term	591,416	546,729
Convertible debt	50,572	48,033
Derivative liability	13,871	79,458
Operating lease liability	37,879	–
Total liabilities	5,610,679	5,497,278
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 87,628,823 and 87,628,823 shares, respectively.	876	876
Additional paid-in capital	27,031,125	27,031,125
Stock subscriptions and stock to be issued	24,933	23,052
Accumulated other comprehensive loss	(430,024)	(311,104)
Accumulated deficit	(25,371,870)	(24,944,042)
Total stockholders’ equity	1,255,040	1,799,907
Total liabilities and stockholders’ equity	$6,865,719	$7,297,185

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended
	March 31
	2020	2019
Revenue
Oil and natural gas sales	$631,562	$1,024,784
Cost and expenses
Production	606,354	658,453
Depletion	66,451	151,400
Depreciation	7,702	12,353
Accretion of asset retirement obligation	90,836	100,653
General and administrative	343,918	417,480
Total expenses	1,115,261	1,340,339
Loss before other income (expenses)	(483,699)	(315,555)
Other income (expenses)
Interest expense	(26,310)	(10,562)
Interest income	5,580	6,447
Foreign exchange gain (loss)	11,014	4,730
Other income (expense)	–	(77)
Change in fair value of derivative liability	65,587	–
Total other income (expenses)	55,871	538
Net loss for the period	$(427,828)	$(315,017)

Loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	87,628,823	83,489,299

Other comprehensive loss
Foreign currency translation adjustments	$(118,920)	$(106,547)
Comprehensive loss	$(546,748)	$(421,564)

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	–	–	8,000
Currency translation adjustment	–	–	–	–	(106,547)	–	(106,547)
Net loss	–	–	–	–	–	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	$837	$26,253,904	$15,552	$(237,207)	$(23,575,566)	$2,457,520

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Stock subscriptions received	–	–	–	1,881	–	–	1,881
Currency translation adjustment	–	–	–	–	(118,920)	–	(118,920)
Net loss	–	–	–	–	–	(427,828)	(427,828)
Balance, March 31, 2020	87,628,823	$876	$27,031,125	$24,933	$(430,024)	$(25,371,870)	$1,255,040

See accompanying notes to unaudited interim condensed consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss for the period	$(427,828)	$(315,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	66,451	151,400
Depreciation	7,702	12,353
Accretion of asset retirement obligation	90,836	100,653
Accretive interest	6,816	–
Interest from loans payable	13,486	9,138
Non-cash interest expense	(3,385)	–
Unrealized foreign exchange gain	(2,082)	–
Change in fair value of derivative liability	(65,587)	–
Changes in operating assets and liabilities:
Receivables	268,074	(436,306)
Prepaid expenses and deposits	(2,433)	77,596
Accounts payable and accrued liabilities	(43,861)	30,439
Operating lease liability	–	(3,840)
Net cash used in operating activities	(91,811)	(373,584)
Investing activities:
Property and equipment additions	(78,549)	–
Oil and natural gas properties expenditures	(3,070)	(31,048)
Net cash used in investing activities	(81,619)	(31,048)
Financing activities:
Proceeds from stock subscriptions received	1,881	8,000
Proceeds from loans payable	79,297	3,000
Repayments of loans payable	(6,724)	(3,200)
Net cash provided by financing activities	74,454	7,800
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118,920)	(85,980)
Change in cash and cash equivalents and restricted cash	(217,896)	(482,812)
Cash and cash equivalents and restricted cash at beginning of period	959,923	898,271
Cash and cash equivalents and restricted cash at end of period	$742,027	$415,459

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$647,173	$317,378
Restricted cash, end of period	94,854	98,081
Cash, cash equivalents and restricted cash, end of period	$742,027	$415,459

Non-cash investing and financing activities:
Operating lease right-of-use asset addition	$57,919	$60,390
Interest paid on credit facilities	$3,321	$–

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

1.	Organization

Trillion Energy International Inc. and its consolidated subsidiaries, (collectively referred to as the “Company”) is an international oil and natural gas exploration and production company. Our corporate headquarters are located at Turan Gunes Bulvari, Park Oran Ofis Plaza, 180-y, Daire:45, Kat:14, 06450, Oran, Cankaya, Anakara, Turkey. The Company has oil and gas operations in Turkey and an exploration license in Bulgaria. The Company was incorporated in Delaware in 2015.

2.	Summary of Significant Accounting Policies|

(a)	Basis of Presentation and Going Concern

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

The consolidated balance sheet at December 31, 2019, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Park Place Energy Turkey Limited. All intercompany accounts, transactions and profits were eliminated in consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, interest rates used for lease calculations and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. There were no new estimates in the period.

(d) Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

(e) New Accounting Pronouncements

Recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s interim condensed consolidated financial statements.

3.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Expenditures	–	37,449	37,449
Asset retirement revaluation	–	(810,667)	(810,667)
Depletion	–	(302,094)	(302,094)
Foreign currency translation change	(1,325)	–	(1,325)
December 31, 2019	3,115,904	2,458,391	5,574,295
Expenditures	–	3,070	3,070
Depletion	–	(66,451)	(66,451)
Foreign currency translation change	(1,232)	–	(1,232)
March 31, 2020	$3,114,672	$2,395,010	$5,509,682

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

The Cendere Field is a long-term low decline oil reserve. During May 2020, the Company’s average net oil was 115 bopd at 96% water cut. At December 31, 2019, the Cendere field was producing 115 barrels of oil equivalent per day, net to the PPE Turkey Companies; and averaged 127 barrels of oil equivalent per day during 2019 net to the PPE Turkey Companies. The field started to produce water during the first year of production. As of March 31, 2020, 20.6 MMbbls of oil have been produced from the Cendere Field.

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

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2019	$–	$44,476	$61,679	$106,155
Adoption of Topic 842	50,065	–	–	50,065
Additions	19,193	–	–	19,193
Depreciation	(16,839)	(44,476)	(15,098)	(76,413)
Disposals	(47,660)	–	–	(47,660)
Foreign currency translation change	–	–	(6,224)	(6,224)
December 31, 2019	4,759	–	40,357	45,116
Additions	57,919	78,162	387	136,468
Depreciation	(5,680)	(3,908)	(3,794)	(13,382)
Disposals	–	–	–	–
Foreign currency translation change	(5,439)	–	–	(5,439)
March 31, 2020	$51,559	$74,254	$36,950	$162,763

6.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($562,500 USD at March 31, 2020) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of March 31, 2020, the outstanding balance on the loan receivable was $49,708 (December 31, 2019 - $50,671). The change in balance was due to changes in foreign currency translations.

7.	Loans Payable

As at	March 31, 2020	December 31, 2019
Unsecured, interest bearing loans at 10% per annum	$181,334	$176,067
Unsecured, interest bearing loans at 12% per annum	295,432	283,828
Unsecured, interest bearing loan at 20.5% per annum	38,887	46,283
Unsecured, interest bearing loan at 13.25% per annum	73,199	–
Non-interest bearing loans	54,855	54,855
Total loans payable	643,707	561,033
Current portion of loans payable	(52,291)	(14,304)
Long term portion of loans payable	$591,416	$546,729

Loans bearing interest, accrue at 10 and 12% per annum are all unsecured. On August 2, 2019, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of $38,887. The loan matures on August 2, 2022 and bears interest at 20.5% per annum. Principal and accrued interest are paid at the end of the loan term.

8.	Leases

The Company leases certain assets under lease agreements. On January 1, 2020 the Company entered into a one-year lease for office space, which the Company elected the short-term lease measurement and recognition exemption. On January 3, 2020 the Company entered into a five-year lease for an office space that was classified as an operating lease on recognition.

During the three months ended March 31, 2020, the Company recognized $11,843 in operating lease expense (2019 - $5,264), which is included in general and administrative expenses. As of March 31, 2020, the Company’s leases had a weighted average remaining lease term of 4.75 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	March 31, 2020	December 31, 2019
Cost	$52,524	$18,345
Accumulated amortization	(965)	(13,586)
Net book value	$51,559	$4,759

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

Future minimum lease payments to be paid by the Company as a lessee as of March 31, 2020 are as follows:

Operating lease commitments and lease liability	March 31, 2020
Remainder of 2020	$10,260
2021	13,680
2022	13,680
2023	13,680
2034	13,680
Total future minimum lease payments	64,980
Discount	(13,421)
Total	51,559
Current portion of operating lease liabilities	(13,680)
Long-term portion of operating lease liabilities	$37,879

9.	Asset Retirement Obligations

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

The following is a continuity of the Company’s asset retirement obligations:

	March 31, 2020	December 31, 2019

Asset retirement obligations at beginning of period	$3,633,427	$4,026,129
Additions	–	–
Accretion expense	90,836	417,965
Change in estimate	–	(810,667)
Asset retirement obligations at end of period	$3,724,263	$3,633,427

10.	Convertible Debentures

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

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2019	$–	$–	$–
Issued during the period	123,095	–	123,095
Allocated to derivative	(81,956)	81,956	–
Accretion	6,101	–	6,101
Change in fair value of derivative	–	(2,498)	(2,498)
Foreign currency translation change	793	–	793
Balance, December 31, 2019	48,033	79,458	127,491
Issued during the period	–	–	–
Allocated to derivative	–	–	–
Accretion	6,816	–	6,816
Change in fair value of derivative	–	(65,587)	(65,587)
Foreign currency translation change	(4,277)	–	(4,277)
Balance, March 31, 2020	$50,572	$13,871	$64,443

11.	Common Stock

For the three months ended March 31, 2020

On February 6, 2020 the Company received $1,881 in proceeds from private placement. As at March 31, 2020 the stock remains to be issued.

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

On February 15, 2019, the Company issued 150,000 units at $0.15 per unit for gross proceeds of $22,500, pursuant to a private placement which closed on November 12, 2018, of which $8,000 was cash and $14,500 was included in stock subscriptions and to be issued as of December 31, 2018. Each unit consisted of one common share and one share purchase warrant , resulting in the issuance of 150,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. On July 19, 2019, the Company retired these 150,000 common shares as the incorrect number of shares were issued. The correct amount of 100,000 of shares and warrants was re-issued on July 23, 2019 for $15,000. The $22,500 was transferred back to ‘stock subscriptions and stock to be issued’. As a result, at March 31, 2020, $7,500 remains in stock to be issued.

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

12.	Stock Options

The Board of Directors adopted the 2013 Long-Term Incentive Equity Plan (the “Incentive Plan” or “2013 Plan”) effective as of October 29, 2013. The Incentive Plan permits grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock awards, and other stock-based awards.

The Incentive Plan authorizes the following types of awards:

●	Incentive stock options and nonqualified stock options to purchase Common Stock at a set price per share;
●	stock appreciation rights (“SARs”) to receive upon exercise Common Stock or cash equal to the appreciation in value of a share of Common Stock;
●	restricted stock, which are shares of Common Stock granted subject to a restriction period and/or a condition which, if not satisfied, may result in the complete or partial forfeiture of the shares; and
●	other stock-based awards, which provide for awards denominated in or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock of the Company, which may include performance shares or options and restricted stock units which provide for shares to be issued or cash to be paid upon the lapse of predetermined restrictions.

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	–	–
Expired	(100,000)	0.19
Outstanding, March 31, 2020	8,150,000	$0.13

At March 31, 2020, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
900,000	0.18	March 26, 2021	900,000
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	$0.12	September 19, 2024	3,800,000
8,150,000			8,150,000

As of March 31, 2020, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.57 years. The aggregate intrinsic value of the stock options at March 31, 2020 is $nil.

For the three months ended March 31, 2020, the Company did not recognize any stock-based compensation expense (2019 - $nil) for options granted and vested. At March 31, 2020, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	0.25
Issued	1,891,429	0.30
Expired	–	–
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	–	–
Expired	(4,543,750)	0.30
Outstanding, March 31, 2020	14,846,211	$0.24

At March 31, 2020, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price	Expiry Date
50,000	0.30	April 8, 2020
50,000	0.30	May 20, 2020
1,000,000	0.30	July 1, 2020
37,500	0.30	August 15, 2020
350,000	0.30	August 19, 2020
160,531	0.30	August 20, 2020
100,000	0.30	October 20, 2020
4,538,000	0.30	October 26, 2020
1,125,000	0.30	November 7, 2020
200,001	0.30	November 23, 2020
5,500,000	0.15	November 30, 2020
38,462	0.30	May 1, 2021
1,696,717	$0.30	September 30, 2021
14,846,211

The weighted average remaining contractual life of outstanding warrants as at March 31, 2020 is 0.69 years.

14.	Related Party Transactions

At March 31, 2020, accounts payable and accrued liabilities included $88,438 (December 31, 2019 - $58,438) due to related parties. The amounts are unsecured, non-interest bearing and due on demand

15.	Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments included, a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the period ended March 31, 2020

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$631,562	$631,562

Cost and expenses
Production	–	–	606,354	606,354
Depletion	–	–	66,451	66,451
Depreciation	–	–	7,702	7,702
Accretion of asset retirement obligation	–	–	90,836	90,836
General and administrative	5,291	112,759	225,868	343,918
Total (recovery) expenses	$5,291	$112,759	$997,211	$1,115,261

Income (loss) before other income (expenses)	$(5,291)	$(112,759)	$(570,600)	$(483,699)
Other income (expenses)
Interest income	–	–	5,580	5,580
Interest expense	(33)	(22,956)	(3,321)	(26,310)
Foreign exchange gain (loss)	200	4,277	6,537	11,014
Change in fair value of derivative Liability	–	65,587	–	65,587

Total other income (expense)	$167	$46,908	$8,796	$55,871

Net income (loss)	$(5,124)	$(65,851)	$(356,853)	$(427,828)

Long lived assets	$3,066,972	$–	$2,700,327	$5,767,299

For the period ended March 31, 2019

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,024,784	$1,024,784

Cost and expenses
Production	–	–	658,453	684,453
Depletion	–	–	151,400	151,400
Depreciation	–	–	12,353	12,353
Accretion of asset retirement obligation	–	–	100,653	100,653
General and administrative	459	160,243	256,778	417,480
Total (recovery) expenses	$459	$160,243	$1,179,637	$1,340,339

Income (loss) before other income (expenses)	$(459)	$(160,243)	$(154,853)	$(315,555)
Other income (expenses)
Interest income	–	–	6,447	6,447
Interest expense	–	(9,138)	-	(9,138)
Foreign exchange gain (loss)	–	–	(1,424)	(1,424)
Other income	–	2,067	2,663	4,730
Loss on debt settlement	–	–	(77)	(77)
Total other income (expense)	$–	$(7,071)	$7,609	$538

Net income (loss)	$(459)	$(167,314)	$(147,244)	$(315,017)

Long lived assets, December 31, 2019	$3,115,904	$–	$2,600,413	$5,716,317

16.	Subsequent Events

On June 19, 2020 we closed a non-brokered private placement financing for aggregate gross proceeds of $720,000 (the “Offering”). Under the Offering, the Corporation issued an aggregate of 14,400,000 units (“Units”), at a price of $0.05 per Unit. Each Unit was comprised of one common share in the capital of the Corporation (each a “Common Share”) and one Common Share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 for a period of 24 months from the closing date. In connection with the Offering, the Corporation settled a total of $30,000 in outstanding debt through the issuance to certain creditors of 600,000 Units, at a deemed issue price of $0.05 per Unit (the “Debt Settlement”). Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

On June 19, 2020, we received consent of the CSE to amend the terms of a previously issued convertible debenture (the “Debentures”) and has completed a partial exercise of the Debentures reflecting the amended terms. The outstanding Debentures have been amended to reflect a new conversion price of $0.075 per Debenture Unit (defined herein). Each Debenture Unit consists of one common share (each a “Debenture Common Share”) and one common share purchase warrant (each a “Debenture Warrant”) entitling the holder to purchase one additional Common Share at an exercise price of $0.12 for a period of 2 years from the issue date (the “Amendment”). There are presently $163,000 in Debentures outstanding.

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

Our MD&A should be read in conjunction with our unaudited financial statements of Trillion Energy International Inc. (“Trillion Energy”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2019.

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

At March 31, 2020, net production to the PPE Turkey from such fields was 179 barrels of oil equivalent per day or Boe/d. For the 2020 year-to-date, net production to the PPE Turkey averaged 176 Boe/d. Due to the acquisition of the PPE Turkey, the Company is now a qualified oil and gas operator in Turkey based in Ankara. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At March 31, 2020, the gross oil production rate for the producing wells in Cendere was 578 bbls/day; the average daily 2020 gross production rate for the field was 598 bbls/day. At the end of May 2020, oil is currently sold at a price of approximately US$23 per barrel for a netback per barrel of approximately minus US$5/bbl. At March 31, 2020, the Cendere field was producing 113 barrels of oil per day net to the PPE Turkey; and averaged 127 barrels per day during 2019 net to the PPE Turkey.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. total gross production to date from the four fields is 41.6 Bcf.

At March 31, 2020, the gross gas production rate for the 4 producing wells in SASB was 1.3 MMcfd; the average daily 2020 gross production rate for the field was 0.91 MMcfd. At the end of April 2020, gas is currently sold at a price of approximately US$6.2 per Mcf for a netback per Mcf of approximately US$3.21. The lower net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 which are included herein.

Revenue

For the three months ended March 31, 2020, the Company had oil and gas revenue of $631,562, compared to $1,024,784 for the three months ended March 31, 2019. Revenue decreased partially due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 12% over the comparable period and a 30% decrease in gross revenue in Turkish Lira, primarily driven by decreases in oil price and a marginal decrease in production output primarily due to the field’s normal decline rate and relatively high WC%. Oil and gas revenue denominated in Turkish Liras was ₺3,855,687 for three months ended March 31, 2020, compared to ₺5,513,266 for the three months ended March 31, 2019.

Expenses

For the three months ended March 31, 2020, the Company incurred production expenses related to its Turkey operations of $606,354 (2019 - $658,453), depletion charges of $66,451 (2019 - $151,400), depreciation expense of $7,702 (2019 - $12,353) and asset retirement obligation accretion expense of $90,836 (2019 - $100,653). Production expenses decreased by $52,099 largely due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 12% over the comparable period, as well as marginally lower production volumes as discussed above. Depletion expenses were reduced by $89,949 over the comparable quarter primarily due to updated reserve reports received December 31, 2019 which significantly decreased the depletion rate. Depreciation decreased by $4,651 for the three months ended March 31, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the comparative period. Accretion of asset retirement costs decreased by $9,817 for the three months ended March 31, 2020 primarily due to revaluation of the asset retirement obligation at December 31, 2019 which decreased the carrying value of the obligation.

For the three months ended March 31, 2020, the Company had general and administrative expenses of $343,918, compared to $417,480 for the three months ended March 31, 2019. $112,759 in expenses were from the North American head office, which resulted in a decrease of $47,843 from the comparative period. In general & administrative expenses in the North American operations, $61,891 was for consulting and management fees, $3,044 for legal and professional fees and $24,087 for audit and financial services. Turkey general and administrative expenses accounted for $225,868 of the total general and administrative for the three month period ended March 31, 2020.

Other Income (Expense)

For the three months ended March 31, 2020, the Company had other income of $55,871 compared to other income of $538 for the three months ended March 31, 2019. For the three months ended March 31, 2020, other income (expense) consisted primarily of a $65,587 gain on the revaluation of derivative liabilities relating to the conversion feature on the Company’s outstanding derivative liabilities, as well as $11,014 gain on foreign exchange, $5,580 in interest income, which was partially offset by $26,310 in interest expenses. For the three months ended March 31, 2019, other income (expense) consisted primarily of interest income and foreign exchange gain, partially offset by interest income.

Net Loss

Our net loss for the three months ended March 31, 2020 was $427,828, compared to $315,017 for the three months ended March 31, 2019 for the reasons explained above.

The changes in overall net losses are a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2020	December 31, 2019
	(Unaudited)
Cash	$647,173	$863,017
Working capital (deficiency)	(80,584)	391,237
Total assets	7,011,008	7,297,185
Total liabilities	5,755,968	5,497,278
Stockholders’ equity	1,255,040	1,799,907

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 was $91,811, compared to $373,584 cash used in operating activities for the three months ended March 31, 2019. The current period loss of $427,828 was offset by $114,237 in net non-cash items and $221,780 in changes in working capital items for the three months ended March 31, 2020. This compares to a prior year loss of $315,017, offset by $273,544 in net non-cash items and $332,111 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $81,619, compared to $31,048 used for the three months ended March 31, 2019. Oil and gas properties expenditures decreased to $3,070 from $31,048 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the three months ended March 31, 2020 was $74,454, compared to $7,800 for the three months ended March 31, 2019. Cash provided by financing activities in the current year was primarily related to a new bank loan at the Company’s Turkey subsidiary, and $1,881 in shares to be issued related to private placement. In the comparative period the Company received $8,000 in stock subscriptions and $3,000 in loans payable.

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

As of March 31, 2020, the Company had unrestricted cash of $647,173. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarterly period ended March 31, 2020 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: June 29, 2020

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: June 29, 2020

