Form 10-Q
period 2020-06-30
Trillion Energy International Inc.
filed 2020-08-14
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 112,339,490 shares of common stock outstanding as of August 14, 2020.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$572,360	$863,017
Receivables	563,375	637,145
Prepaid expenses and deposits	91,429	30,035
Note receivable	50,742	50,671
Total current assets	1,277,906	1,580,868
Oil and gas properties, net	5,441,549	5,574,295
Property and equipment, net	166,837	45,116
Restricted cash	15,098	96,906
Total assets	$6,901,390	$7,297,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,342,985	$1,170,568
Loans payable - current	41,655	14,304
Operating lease liability - current	13,140	4,759
Total current liabilities	1,397,780	1,189,631
Asset retirement obligation	3,817,369	3,633,427
Loans payable – long term	598,302	546,729
Convertible debt	60,213	48,033
Derivative liability	557,412	79,458
Operating lease liability	34,319	–
Total liabilities	6,465,395	5,497,278
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 102,628,823 and 87,628,823 shares, respectively.	1,026	876
Additional paid-in capital	27,062,117	27,031,125
Stock subscriptions and stock to be issued	4,412	23,052
Accumulated other comprehensive loss	(467,233)	(311,104)
Accumulated deficit	(26,164,327)	(24,944,042)
Total stockholders’ equity	435,995	1,799,907
Total liabilities and stockholders’ equity	$6,901,390	$7,297,185

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Oil and natural gas sales	$647,902	$999,688	$1,279,464	$2,024,472
Cost and expenses	-	-
Production	593,058	668,742	1,199,412	1,327,195
Depletion	69,794	164,853	136,245	316,253
Depreciation	5,272	11,293	12,974	23,646
Accretion of asset retirement obligation	93,106	103,170	183,942	203,823
General and administrative	648,444	384,690	992,362	802,170
Total expenses	1,409,674	1,332,748	2,524,935	2,673,087
Loss before other income (expenses)	(761,772)	(333,060)	(1,245,471)	(648,615)
Other income (expenses)
Interest expense	(26,364)	(10,846)	(52,674)	(21,408)
Interest income	1,883	7,722	7,463	14,169
Foreign exchange gain (loss)	16,396	(12,270)	27,410	(7,540)
Other income (expense)	-	68,134	-	68,057
Change in fair value of derivative liability	(22,600)	-	42,987	-
Total other income (expenses)	(30,685)	52,740	25,186	53,278
Net loss for the period	$(792,457)	$(280,320)	$(1,220,285)	$(595,337)

Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	87,628,823	83,623,466	87,628,823	83,556,753

Other comprehensive loss:
Foreign currency translation adjustments	$(37,209)	$(8,833)	$(156,129)	$(115,380)
Comprehensive loss	$(829,666)	$(289,153)	$(1,376,414)	$(710,717)

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	–	–	8,000
Currency translation adjustment	–	–	–	–	(106,547)	–	(106,547)
Net loss	–	–	–	–	–	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	837	26,253,904	15,552	(237,207)	(23,575,566)	2,457,520
Currency translation adjustment	–	–	–	–	(8,833)	–	(8,833)
Net loss	–	–	–	–	–	(280,320)	(280,320)
Balance, June 30, 2019	83,623,466	$837	$26,253,904	$15,552	$(246,040)	$(23,855,886)	$2,168,367

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Stock subscriptions received	–	–	–	1,881	–	–	1,881
Currency translation adjustment	–	–	–	–	(118,920)	–	(118,920)
Net loss	–	–	–	–	–	(427,828)	(427,828)
Balance, March 31, 2020	87,628,823	876	27,031,125	24,933	(430,024)	(25,371,870)	1,255,040
Stock subscriptions received	–	–	–	4,412	–	–	4,412
Issuance of common stock	15,000,000	150	30,992	(24,933)	–	–	6,209
Currency translation adjustment	–	–	–	–	(37,209)	–	(37,209)
Net loss	–	–	–	–	–	(792,457)	(792,457)
Balance, June 30, 2020	102,628,823	$1,026	$27,062,117	$4,412	$(467,233)	$(26,164,327)	$435,995

See accompanying notes to unaudited interim condensed consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss for the period	$(1,220,285)	$(595,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	136,245	316,253
Depreciation	12,974	23,646
Accretion of asset retirement obligation	183,942	203,823
Accretive interest	14,375	–
Interest from loans payable	25,289	18,775
Non-cash interest expense	-	–
Unrealized foreign exchange gain	(2,357)	(5,183)
Change in fair value of derivative liability	(42,987)	–
Changes in operating assets and liabilities:
Receivables	73,770	(422,413)
Prepaid expenses and deposits	(61,394)	159,517
Accounts payable and accrued liabilities	172,417	120,599
Operating lease liability	–	(7,444)
Net cash used in operating activities	(708,011)	(187,764)
Investing activities:
Property and equipment additions	(91,995)	–
Oil and natural gas properties expenditures	(3,408)	(37,448)
Net cash used in investing activities	(95,403)	(37,448)
Financing activities:
Proceeds from stock subscriptions received	533,443	8,000
Proceeds from loans payable	83,651	184,615
Repayments of loans payable	(17,635)	(44,290)
Net cash provided by financing activities	599,459	148,325
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(168,510)	(85,395)
Change in cash and cash equivalents and restricted cash	(372,465)	(162,282)
Cash and cash equivalents and restricted cash at beginning of period	959,923	898,271
Cash and cash equivalents and restricted cash at end of period	$587,458	$735,989

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$572,360	$638,747
Restricted cash, end of period	15,098	97,242
Cash, cash equivalents and restricted cash, end of period	$587,458	$735,989

Non-cash investing and financing activities:
Operating lease right-of-use asset additions	$57,919	$60,390
Interest paid on credit facilities	$7,790	$–

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

(c)	Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

(d)	New Accounting Pronouncements

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

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Expenditures	–	37,449	37,449
Asset retirement revaluation	–	(810,667)	(810,667)
Depletion	–	(302,094)	(302,094)
Foreign currency translation change	(1,325)	–	(1,325)
December 31, 2019	3,115,904	2,458,391	5,574,295
Expenditures	–	3,408	3,408
Depletion	–	(136,245)	(136,245)
Foreign currency translation change	91	–	91
June 30, 2020	$3,115,995	$2,325,554	$5,441,549

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

The Cendere Field is a long-term low decline oil reserve. As at June 30, 2020, net production to PPE Turkey was 201 Boe/d. For the 2020 year-to-date, net production to the PPE Turkey averaged 194 Boe/d. At June 30, 2020, the gross oil production rate for the producing wells in Cendere was 614 bbls/day; the average daily 2020 gross production rate for the field was 600 bbls/day. At the end of July 2020, oil is currently sold at a price of approximately US$45 per barrel for a netback per barrel of approximately US$14,3 /bbl. At June 30, 2020, the Cendere field was producing 120 barrels of oil per day net to the PPE Turkey; and averaged 117 barrels per day during 2020 net to the PPE Turkey.

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

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2019	$–	$44,476	$61,679	$106,155
Adoption of Topic 842	50,065	–	–	50,065
Additions	19,193	–	–	19,193
Depreciation	(16,839)	(44,476)	(15,098)	(76,413)
Disposals	(47,660)	–	–	(47,660)
Foreign currency translation change	–	–	(6,224)	(6,224)
December 31, 2019	4,759	–	40,357	45,116
Additions	57,919	91,608	387	149,914
Depreciation	(7,862)	(9,161)	(3,813)	(20,836)
Disposals	–	–	–	–
Foreign currency translation change	(7,357)	–	–	(7,357)
June 30, 2020	$47,459	$82,447	$36,931	$166,837

6.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($562,500 USD at June 30, 2020) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or on demand by the Company. As of June 30, 2020, the outstanding balance on the loan receivable was $50,742 (December 31, 2019 - $50,671). The change in balance was due to changes in foreign currency translations.

7.	Loans Payable

As at	June 30, 2020	December 31, 2019
Unsecured, interest bearing loans at 10% per annum	$185,855	$176,067
Unsecured, interest bearing loans at 12% per annum	299,328	283,828
Unsecured, interest bearing loan at 20.5% per annum	34,344	46,283
Unsecured, interest bearing loan at 13.25% per annum	62,190	–
Non-interest bearing loans	58,240	54,855
Total loans payable	639,957	561,033
Current portion of loans payable	(41,655)	(14,304)
Long term portion of loans payable	$598,302	$546,729

Loans bearing interest, accrue at 10 and 12% per annum are all unsecured.

On August 2, 2019, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺300,000. The loan matures on August 2, 2022 and bears interest at 20.5% per annum. Principal and accrued interest are paid monthly.

On February 4, 2020, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺500,000. The loan matures on February 4, 2022 and bears interest at 13.25% per annum. Principal and accrued interest are paid monthly.

8.	Leases

The Company leases certain assets under lease agreements. On January 1, 2020 the Company entered into a one-year lease for office space, which the Company elected the short-term lease measurement and recognition exemption. On January 3, 2020 the Company entered into a five-year lease for an office space that was classified as an operating lease on recognition.

During the three and six months ended June 30, 2020, the Company recognized operating lease expense of $7,456 and $19,299, respectively (2019 - $4,813 and $10,077, respectively), which is included in general and administrative expenses. As of June 30, 2020, the Company’s leases had a weighted average remaining lease term of 4.50 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	June 30, 2020	December 31, 2019
Cost	$50,451	$18,345
Accumulated amortization	(2,992)	(13,586)
Net book value	$47,459	$4,759

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

Future minimum lease payments to be paid by the Company as a lessee as of June 30, 2020 are as follows:

Operating lease commitments and lease liability	June 30, 2020
Remainder of 2020	$6,570
2021	13,140
2022	13,140
2023	13,140
2034	13,140
Total future minimum lease payments	59,130
Discount	(11,671)
Total	47,459
Current portion of operating lease liabilities	(13,140)
Long-term portion of operating lease liabilities	$34,319

9.	Asset Retirement Obligations

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

The following is a continuity of the Company’s asset retirement obligations:

	June 30, 2020	December 31, 2019

Asset retirement obligations at beginning of period	$3,633,427	$4,026,129
Additions	–	–
Accretion expense	183,942	417,965
Change in estimate	–	(810,667)
Asset retirement obligations at end of period	$3,817,369	$3,633,427

10.	Convertible Debentures

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

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2019	$–	$–	$–
Issued during the period	123,095	–	123,095
Allocated to derivative	(81,956)	81,956	–
Accretion	6,101	–	6,101
Change in fair value of derivative	–	(2,498)	(2,498)
Foreign currency translation change	793	–	793
Balance, December 31, 2019	48,033	79,458	127,491
Issued during the period	–	–	–
Allocated to derivative	–	–	–
Accretion	14,375	–	14,375
Change in fair value of derivative	–	(49,407)	(49,407)
Foreign currency translation change	(2,195)	–	(2,195)
Balance, June 30, 2020	$60,213	$30,051	$90,264

11.	Common Stock

For the six months ended June 30, 2020

During the six months ended June 30, 2020 the Company received $4,412 in proceeds for a private placement. As at June 30, 2020 the stock remains to be issued.

On June 19, 2020 the Company closed a non-brokered private placement financing for aggregate gross proceeds of $720,000 CAD (the “Offering”). Under the Offering, the Corporation issued an aggregate of 14,400,000 units (“Units”), at a price of $0.05 CAD per Unit. Each Unit was comprised of one common share in the capital of the Corporation (each a “Common Share”) and one Common Share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD for a period of 24 months from the closing date. In connection with the Offering, the Corporation settled a total of $30,000 in outstanding debt through the issuance to certain creditors of 600,000 Units, at a deemed issue price of CAD $0.05 per Unit (the “Debt Settlement”). Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

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

On February 15, 2019, the Company issued 150,000 units at $0.15 per unit for gross proceeds of $22,500, pursuant to a private placement which closed on November 12, 2018, of which $8,000 was cash and $14,500 was included in stock subscriptions and to be issued as of December 31, 2018. Each unit consisted of one common share and one share purchase warrant, resulting in the issuance of 150,000 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock. On July 19, 2019, the Company retired these 150,000 common shares as the incorrect number of shares were issued. The correct amount of 100,000 of shares and warrants was re-issued on July 23, 2019 for $15,000. The $22,500 was transferred back to ‘stock subscriptions and stock to be issued’.

On September 30, 2019, the Company closed a private placement of 76,923 units for gross proceeds of $7,692 which was received in cash. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 38,462 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

On September 30, 2019, the Company issued 3,393,434 units for a total of $339,343. These units were issued to related parties (Note 15) and were used to reduce accounts payable owed to these parties. There was no gain or loss in the settlement of these accounts payable. Each unit consists of one common share and ½ of one share purchase warrant, resulting in the issuance of 1,696,717 warrants. Each whole share purchase warrant is exercisable for a period of 24 months at an exercise price of $0.30 per share of common stock.

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	–	–
Expired	(100,000)	0.19
Outstanding, June 30, 2020	8,150,000	$0.13

At June 30, 2020, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
900,000	0.18	March 26, 2021	900,000
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	$0.12	September 19, 2024	3,800,000
8,150,000			8,150,000

As of June 30, 2020, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.32 years. The aggregate intrinsic value of the stock options at June 30, 2020 is $nil.

For the three and six months ended June 30, 2020, the Company did not recognize any stock-based compensation expense (2019 - $nil and $nil, respectively) for options granted and vested. At June 30, 2020, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	0.25
Issued	1,891,429	0.30
Expired	–	–
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	15,000,000	0.09
Expired	(4,643,750)	0.30
Outstanding, June 30, 2020	29,746,211	$0.17

At June 30, 2020, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price		Expiry Date
1,000,000	0.30		July 1, 2020
37,500	0.30		August 15, 2020
350,000	0.30		August 19, 2020
160,531	0.30		August 20, 2020
100,000	0.30		October 20, 2020
4,538,000	0.30		October 26, 2020
1,125,000	0.30		November 7, 2020
200,001	0.30		November 23, 2020
5,500,000	0.15		November 30, 2020
38,462	0.30		May 1, 2021
1,696,717	$0.30		September 30, 2021
15,000,000	$0.09	(a)	June 19, 2022
29,746,211

(a) $0.12 CAD

The weighted average remaining contractual life of outstanding warrants as at June 30, 2020 is 1.21 years.

On June 19, 2020, in connection with a private placement of units, the Company issued 15,000,000 warrants with an exercise price of $0.12 CAD per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $520,941 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 282%, risk-free interest rate - 0.19% and an expected remaining life - 2.0 years.

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2019	$–
Issued during the period	520,941
Change in fair value of derivative	6,420
Balance, June 30, 2020	$527,361

14.	Related Party Transactions

At June 30, 2020, accounts payable and accrued liabilities included $110,566 (December 31, 2019 - $56,438) due to related parties. The amounts are unsecured, non-interest bearing and due on demand.

15.	Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments included, a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the period ended June 30, 2020

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,279,464	$1,279,464
Cost and expenses
Production	–	–	1,199,412	1,199,412
Depletion	–	–	136,245	136,245
Depreciation	–	–	12,974	12,974
Accretion of asset retirement obligation	–	–	183,942	183,942
General and administrative	5,742	505,003	481,617	992,362
Total expenses	5,742	505,003	2,014,190	2,524,935
Loss before other income (expenses)	(5,742)	(505,003)	(734,726)	(1,245,471)
Other income (expenses)
Interest expense	(66)	(45,520)	(7,088)	(52,674)
Interest income	–	–	7,463	7,463
Foreign exchange gain (loss)	373	2,362	24,675	27,410
Other income (expense)	–	–	–	-
Change in fair value of derivative liability	–	42,987	–	42,987
Total other income (expenses)	307	(171)	25,050	25,186
Net loss for the period	$(5,435)	$(505,574)	$(709,676)	$(1,220,285)

Long lived assets	$3,115,995	$–	$2,507,489	$5,623,484

For the period ended June 30, 2019

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$2,024,472	$2,024,472
Cost and expenses
Production	–	–	1,327,195	1,327,195
Depletion	–	–	316,253	316,253
Depreciation	–	–	23,646	23,646
Accretion of asset retirement obligation	–	–	203,823	203,823
General and administrative	882	308,323	492,965	802,170
Total expenses	882	308,323	2,363,882	2,673,087
Loss before other income (expenses)	(882)	(308,323)	(339,410)	(648,615)
Other income (expenses)
Interest expense	–	(18,775)	(2,633)	(21,408)
Interest income	–	–	14,169	14,169
Foreign exchange gain (loss)	–	2,067	(9,607)	(7,540)
Other income (expense)	–	–	68,057	68,057
Change in fair value of derivative liability	–	–	–	-
Total other income (expenses)	–	(16,708)	69,986	53,278
Net loss for the period	$(882)	$(325,031)	$(269,424)	$(595,337)

Long lived assets, December 31, 2019	$3,115,904	$–	$2,600,413	$5,716,317

16.	Subsequent Events

On July 31, 2020 the Company closed a non-brokered private placement financing for aggregate gross proceeds of USD $133,453 (the “Offering”). Under the Offering, the Corporation issued an aggregate of 2,983,333 units (“Units”), at a price of US$.0425 per Unit. Each Unit was comprised of one common share in the capital of the Corporation (each a “Common Share”) and one Common Share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of CND $0.12 for a period of 24 months from the closing date.

On July 31, 2020 we settled a total of $277,447 in outstanding debt through the issuance of 6,202,334 Units to certain creditors, at a deemed issue price of $.0425 per Unit (the “Debt Settlement”). Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

On July 31, 2020 we completed a partial exercise of the previously amended convertible debentures reflecting the terms amended on June 19, 2020. A total of $9,692 in outstanding convertible debentures were converted into Common Shares at a price of $.056 per common share.

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

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “Tiway Companies”). As a result of the acquisition of the Tiway Companies, the Company now owns interests in the producing Cendere oil field, in the producing South Akcakoca Sub-Basin (“SASB”) gas field, the shut in Bakuk gas field all in Turkey. We have changed the name of the Tiway Companies to include Park Place in the name so hereinafter we will refer to them as the “PPE Turkey”.

PPE Turkey own 19.6% interest in the onshore Cendere oil field except three wells where PPE Turkey own 9.8% interest. PPE Turkey owns 49% working interest in the offshore SASB.

At June 30, 2020, net production to the PPE Turkey from such fields was 201 barrels of oil equivalent per day or Boe/d. For the 2020 year-to-date, net production to the PPE Turkey averaged 194 Boe/d.

At June 30, 2020, the gross oil production rate for the producing wells in Cendere was 614 bbls/day; the average daily 2020 gross production rate for the field was 600 bbls/day. At the end of July 2020, oil is currently sold at a price of approximately US$45 per barrel for a netback per barrel of approximately US$14/bbl. At June 30, 2020, the Cendere field was producing 120 barrels of oil per day net to the PPE Turkey; and averaged 117 barrels per day during 2020 net to the PPE Turkey.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. total gross production to date from the four fields is 41.6 Bcf.

At June 30, 2020, the gross gas production rate for the 4 producing wells in SASB was 1.012 MMcfd; the average daily 2020 gross production rate for the field was ..938 MMcfd. At the end of July 2020, gas is currently sold at a price of approximately US$5.46 per mcf. The relatively lower gas prices is a result of exchange rate depreciation of the Lira, and a temporary gas price reduction mandated by the government.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 which are included herein.

Revenue

For the three months ended June 30, 2020, the Company had oil and gas revenue of $647,902, compared to $999,688 for the three months ended June 30, 2019. Revenue decreased partially due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 13% over the comparable period and a 24% decrease in gross revenue in Turkish Lira, primarily driven by decreases in oil price and a marginal decrease in production output primarily due to the field’s normal decline rate and relatively high WC%. Oil and gas revenue denominated in Turkish Liras was ₺4,436,366 for three months ended June 30, 2020, compared to ₺5,865,864 for the three months ended June 30, 2019.

For the six months ended June 30, 2020, the Company had oil and gas revenue of $1,279,464, compared to $2,024,472 for the six months ended June 30, 2019. Revenue decreased partially due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 13% over the comparable period and a 27% decrease in gross revenue in Turkish Lira, primarily driven by decreases in oil price and a marginal decrease in production output primarily due to the field’s normal decline rate and relatively high WC%. Oil and gas revenue denominated in Turkish Liras was ₺8,292,053 for six months ended June 30, 2020, compared to ₺11,379,130 for the six months ended June 30, 2019.

Expenses

For the three months ended June 30, 2020, the Company incurred production expenses related to its Turkey operations of $593,058 (2019 - $668,742), depletion charges of $69,794 (2019 - $164,853), depreciation expense of $5,272 (2019 - $11,293) and asset retirement obligation accretion expense of $93,106 (2019 - $103,170). Production expenses decreased by $75,684 largely due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 13% over the comparable period, as well as marginally lower production volumes as discussed above. Depletion expenses were reduced by $95,059 over the comparable quarter primarily due to updated reserve reports received December 31, 2019 which significantly decreased the depletion rate. Depreciation decreased by $6,021 for the three months ended June 30, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the comparative period. Accretion of asset retirement costs decreased by $10,064 for the three months ended June 30, 2020 primarily due to revaluation of the asset retirement obligation at December 31, 2019 which decreased the carrying value of the obligation.

For the six months ended June 30, 2020, the Company incurred production expenses related to its Turkey operations of $1,199,412 (2019 - $1,327,195), depletion charges of $136,245 (2019 - $316,253), depreciation expense of $12,974 (2019 - $23,646) and asset retirement obligation accretion expense of $183,942 (2019 - $203,823). Production expenses decreased by $127,783 largely due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 13% over the comparable period, as well as marginally lower production volumes as discussed above. Depletion expenses were reduced by $180,008 over the comparable quarter primarily due to updated reserve reports received December 31, 2019 which significantly decreased the depletion rate. Depreciation decreased by $10,672 for the six months ended June 30, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the comparative period. Accretion of asset retirement costs decreased by $19,881 for the six months ended June 30, 2020 primarily due to revaluation of the asset retirement obligation at December 31, 2019 which decreased the carrying value of the obligation.

For the three months ended June 30, 2020, the Company had general and administrative expenses of $648,444, compared to $384,690 for the three months ended June 30, 2019. $392,244 in expenses were from the North American head office and $255,749 for the Turkey office

For the six months ended June 30, 2020, the Company had general and administrative expenses of $992,362, compared to $802,170 for the six months ended June 30, 2019. $505,003 in expenses were from the North American head office and $481,617 for the Turkey office.

Other Income (Expense)

For the three months ended June 30, 2020, the Company had other expenses of $30,685 compared to other income of $52,740 for the three months ended June 30, 2019. For the three months ended June 30, 2020, other income (expense) consisted primarily of $26,364 in interest expense and $22,600 loss on the revaluation of derivative liabilities, partially offset by $16,396 in foreign exchange gain. For the three months ended June 30, 2019, other income consisted primarily of other income, partially offset by foreign exchange loss and interest expense.

For the six months ended June 30, 2020, the Company had other income of $25,186 compared to other income of $53,278 for the six months ended June 30, 2019. For the six months ended June 30, 2020, other income (expense) consisted primarily of a $42,987 gain on the revaluation of derivative liabilities and $27,410 foreign exchange gain, partially offset by $52,674 in interest expense. For the six months ended June 30, 2019, other income consisted primarily of other income, partially offset by interest expense.

Net Loss

The changes in overall net loss for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019 are a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2020	December 31, 2019
	(Unaudited)
Cash	$572,360	$863,017
Working capital (deficiency)	(119,874)	391,237
Total assets	6,901,390	7,297,185
Total liabilities	6,465,395	5,497,278
Stockholders’ equity	435,995	1,799,907

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $708,011, compared to $187,764 cash used in operating activities for the six months ended June 30, 2019. The current period loss of $1,220,285 was offset by $327,481 in net non-cash items and $184,793 in changes in working capital items for the six months ended June 30, 2020. This compares to a prior year loss of $595,337, offset by $557,314 in net non-cash items and $149,741 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $95,403, compared to $37,448 used for the six months ended June 30, 2019. Oil and gas properties expenditures decreased to $3,408 from $37,448 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the six months ended June 30, 2020 was $599,459, compared to $148,325 for the six months ended June 30, 2019. Cash provided by financing activities in the current period was primarily related to $533,443 in stock subscription received related to a private placement and a new bank loan at the Company’s Turkey subsidiary. In the comparative period the Company received $184,615 in loans payable and $8,000 in stock subscriptions.

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

As of June 30, 2020, the Company had unrestricted cash of $572,360. The Company is attempting to raise additional capital to fund future exploration and operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2020 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarterly period ended June 30, 2020 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: August 14, 2020

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2020

