Form 10-Q
period 2020-09-30
Trillion Energy International Inc.
filed 2020-11-16
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 116,114,156 shares of common stock outstanding as of November 16, 2020.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,424	$863,017
Receivables	593,295	637,145
Prepaid expenses and deposits	22,691	30,035
Note receivable	60,342	50,671
Total current assets	907,752	1,580,868
Oil and gas properties, net	5,380,077	5,574,295
Property and equipment, net	146,873	45,116
Restricted cash	13,447	96,906
Total assets	$6,448,149	$7,297,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,222,880	$1,170,568
Loans payable - current	46,164	14,304
Operating lease liability - current	11,489	4,759
Total current liabilities	1,280,533	1,189,631
Asset retirement obligation	3,912,804	3,633,427
Loans payable – long term	549,941	546,729
Convertible debt	58,907	48,033
Derivative liability	1,258,479	79,458
Operating lease liability	28,155	–
Total liabilities	7,088,819	5,497,278
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 116,114,156 823 and 87,628,823 shares, respectively.	1,157	876
Additional paid-in capital	27,223,382	27,031,125
Stock subscriptions and stock to be issued	24,533	23,052
Accumulated other comprehensive loss	(542,040)	(311,104)
Accumulated deficit	(27,347,702)	(24,944,042)
Total stockholders’ equity	(640,670)	1,799,907
Total liabilities and stockholders’ equity	$6,448,149	$7,297,185

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Oil and natural gas sales	$493,609	$914,791	$1,773,073	$2,939,263
Cost and expenses
Production	488,930	643,202	1,688,342	1,970,397
Depletion	65,630	152,120	201,875	468,373
Depreciation	22,132	7,779	35,106	31,425
Accretion of asset retirement obligation	95,435	105,749	279,377	309,572
Stock-based compensation	167,189	437,725	167,189	437,725
General and administrative	698,005	504,346	1,690,367	1,306,516
Total expenses	1,537,321	1,850,921	4,062,256	4,524,008
Loss before other income (expenses)	(1,043,712)	(936,130)	(2,289,183)	(1,584,745)
Other income (expenses)
Interest expense	(34,155)	(11,244)	(86,829)	(32,652)
Interest income	5,308	9,084	12,771	23,253
Foreign exchange gain (loss)	4,393	(7,701)	31,803	(15,241)
Other income (expense)	-	1,786	-	69,843
Change in fair value of derivative liability	(86,208)	-	(43,221)	-
Loss on debt extinguishment	(29,001)	-	(29,001)	-
Total other income (expenses)	(139,663)	(8,075)	(114,477)	45,203
Net loss for the period	$(1,183,375)	$(944,205)	$(2,403,660)	$(1,539,542)

Loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average number of shares outstanding	110,299,171	83,578,901	95,897,700	83,565,179

Other comprehensive loss:
Foreign currency translation adjustments	$(74,807)	$(23,756)	$(230,936)	$(139,136)
Comprehensive loss	$(1,258,182)	$(967,961)	$(2,634,596)	$(1,678,678)

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	262,500	3	33,747	(25,750)	–	–	8,000
Currency translation adjustment	–	–	–	–	(106,547)	–	(106,547)
Net loss	–	–	–	–	–	(315,017)	(315,017)
Balance, March 31, 2019	83,623,466	837	26,253,904	15,552	(237,207)	(23,575,566)	2,457,520
Currency translation adjustment	–	–	–	–	(8,833)	–	(8,833)
Net loss	–	–	–	–	–	(280,320)	(280,320)
Balance, June 30, 2019	83,623,466	837	26,253,904	15,552	(246,040)	(23,855,886)	2,168,367
Issuance of common stock	100,000	1	14,999	(15,000)	-	-	-
Retired shares	(150,000)	(2)	(22,498)	22,500	-	-	-
Private placement – shares to be issued	-	-	-	7,692	-	-	7,692
Shares to be issued for debt settlement	-	-	-	339,343	-	-	339,343
Stock-based compensation expense	-	-	379,225	-	-	-	379,225
Vesting of restricted stock units	-	-	-	58,500	-	-	58,500
Currency translation adjustment	-	-	-	-	(23,756)	-	(23,756)
Net loss	-	-	-	-	-	(944,205)	(944,205)
Balance, September 30, 2019	83,573,466	$836	$26,625,630	$428,587	$(269,796)	$(24,800,091)	$1,985,166

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Stock subscriptions received	–	–	–	1,881	–	–	1,881
Currency translation adjustment	–	–	–	–	(118,920)	–	(118,920)
Net loss	–	–	–	–	–	(427,828)	(427,828)
Balance, March 31, 2020	87,628,823	876	27,031,125	24,933	(430,024)	(25,371,870)	1,255,040
Stock subscriptions received	–	–	–	4,412	–	–	4,412
Issuance of common stock	15,000,000	150	30,992	(24,933)	–	–	6,209
Currency translation adjustment	–	–	–	–	(37,209)	–	(37,209)
Net loss	–	–	–	–	–	(792,457)	(792,457)
Balance, June 30, 2020	102,628,823	$1,026	$27,062,117	$4,412	$(467,233)	$(26,164,327)	$435,995
Private placement	12,787,000	130	(7,117)	(4,412)	–	–	(11,399)
Shares to be issued	–	–	-	24,533	–	–	24,533
Stock-based compensation expense	–	–	137,789	–	–	–	137,789
Stock-based compensation expense – Restricted stock units	525,000	-	29,400	–	–	–	29,400
Shares issued upon conversion of debentures	173,333	1	1,193	–	-	-	1,194
Currency translation adjustment	-	–	–	–	(74,807)	-	(74,807)
Net loss	-	–	–	-	-	(1,183,375)	(1,183,375)
Balance, September 30, 2020	116,114,156	1,157	27,223,382	24,533	(542,040)	(27,347,702)	(640,670)

See accompanying notes to unaudited interim condensed consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss for the period	$(2,403,660)	$(1,539,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	201,875	468,373
Depreciation	35,106	31,425
Accretion of asset retirement obligation	279,377	309,572
Stock-based compensation	137,789	379,225
Stock-based compensation - Restricted stock units	29,400	58,500
Accretive interest	23,860	3,828
Interest from loans payable	48,014	28,858
Unrealized foreign exchange gain	(9,205)	2,504
Change in fair value of derivative liability	43,221	-
Loss on debt extinguishment	29,001	-
Changes in operating assets and liabilities:
Receivables	43,850	(72,006)
Prepaid expenses and deposits	7,344	223,089
Accounts payable and accrued liabilities	403,865	219,214
Net cash used in operating activities	(1,130,163)	113,040
Investing activities:
Property and equipment additions	(91,995)	-
Oil and natural gas properties expenditures	(4,821)	(37,448)
Issuance of note receivable	(7,454)	-
Net cash used in investing activities	(104,270)	(37,448)
Financing activities:
Proceeds from stock subscriptions received	751,400	15,692
Payments on leases	(21,800)	(15,060)
Proceeds from loans payable	83,651	77,644
Repayments of loans payable	(47,299)	(73,397)
Issuance of convertible debt	-	123,095
Net cash provided by financing activities	765,952	127,974
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(246,571)	(56,241)
Change in cash and cash equivalents and restricted cash	(715,052)	147,325
Cash and cash equivalents and restricted cash at beginning of period	959,923	898,271
Cash and cash equivalents and restricted cash at end of period	$244,871	$1,045,596

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$231,424	$947,131
Restricted cash, end of period	13,447	98,465
Cash, cash equivalents and restricted cash, end of period	$244,871	$1,045,596

Non-cash investing and financing activities:
Operating lease right-of-use asset additions	$57,919	$104,866
Subscriptions closed from debt conversion	$391,575	$339,343

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

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

The recent outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures has had an adverse impact on global economic conditions as well as on the Company’s business activities. The extent coronavirus has caused a modest drop in economic activity and oil and gas prices, due to reduced demand. The Company has implemented work from home measures for its employees in its offices in Canada and Turkey. The coronavirus has caused delay in realizing the Company’s funding efforts. To which the coronavirus may impact the Company’s business activities in the future will depend on future developments, such as the ultimate geographic spread of the disease, vaccine approvals and effectiveness, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Park Place Energy Turkey Limited. All intercompany accounts, transactions and profits were eliminated in consolidation.

(c) Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the estimated useful lives and recoverability of long-lived assets, impairment of oil and gas properties, fair value of stock-based compensation, fair value of derivative liabilities, interest rates used for lease calculations and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. There were no new estimates in the period.

(d) Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flow.

(e) New Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Loss on financial Instruments. ASU 2016 13 replaces the current incurred loss impairment methodology with the expected credit loss impairment model, which requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses over the life of the instrument instead of only when losses are incurred. This standard applies to financial assets measured at amortized cost basis and investments in leases recognized by the lessor. The Company adopted ASU 2016-13 on January 1, 2020 with no impact on the interim condensed consolidated financial statements.

Other recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s interim condensed consolidated financial statements.

3.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2018	$3,117,229	$3,533,703	$6,650,932
Expenditures	–	37,449	37,449
Asset retirement revaluation	–	(810,667)	(810,667)
Depletion	–	(302,094)	(302,094)
Foreign currency translation change	(1,325)	–	(1,325)
December 31, 2019	3,115,904	2,458,391	5,574,295
Expenditures	–	4,821	4,821
Depletion	–	(201,875)	(201,875)
Foreign currency translation change	2,836	–	2,836
September 30, 2020	$3,118,740	$2,261,337	$5,380,077

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

The Cendere Field is a long-term low decline oil reserve. As at September 30, 2020, net production to PPE Turkey was 147 Boe/d. For the 2020 year-to-date, net production to the PPE Turkey averaged 183 Boe/d. At September 30, 2020, the gross oil production rate for the producing wells in Cendere was 555,43 bbls/day; the average daily 2020 gross production rate for the field was 594 bbls/day. At the end of October 2020, oil is currently sold at a price of approximately US$40,62 per barrel for a netback per barrel of approximately US$13 / bbl. At September 30, 2020, the Cendere field was producing 109 barrels of oil per day net to the PPE Turkey; and averaged 116 barrels per day during 2020 net to the PPE Turkey.

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

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2019	$–	$44,476	$61,679	$106,155
Adoption of Topic 842	50,065	–	–	50,065
Additions	19,193	–	–	19,193
Depreciation	(16,839)	(44,476)	(15,098)	(76,413)
Disposals	(47,660)	–	–	(47,660)
Foreign currency translation change	–	–	(6,224)	(6,224)
December 31, 2019	4,759	–	40,357	45,116
Additions	57,919	91,608	387	149,914
Depreciation	(9,983)	(13,741)	(11,382)	(35,106)
Disposals	–	–	–	–
Foreign currency translation change	(13,051)	–	–	(13,051)
September 30, 2020	$39,644	$77,867	$29,362	$146,873

6.	Note Receivable

In April 2015, the Company loaned $38,570 to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($562,500 USD at September 30, 2020) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or on demand by the Company. As of September 30, 2020, the outstanding balance on the loan receivable was $52,888 (December 31, 2019 - $50,671). The change in balance was due to changes in foreign currency translations.

In July 2020, the Company loaned $7,454 to a third party. The amount is due on demand, non-interest bearing and unsecured. The loan was received in full subsequent to September 30, 2020.

7.	Loans Payable

As at	September 30, 2020	December 31, 2019
Unsecured, interest bearing loans at 10% per annum	$162,632	$176,067
Unsecured, interest bearing loans at 12% per annum	300,966	283,828
Unsecured, interest bearing loan at 20.5% per annum	27,249	46,283
Unsecured, interest bearing loan at 13.25% per annum	47,018	–
Non-interest bearing loans	58,240	54,855
Total loans payable	596,105	561,033
Current portion of loans payable	(46,164)	(14,304)
Long term portion of loans payable	$549,941	$546,729

Loans bearing interest, accrue at 10% and 12% per annum are all unsecured.

On August 2, 2019, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺300,000 (or approximately US$53,600). The loan matures on August 2, 2022 and bears interest at 20.5% per annum. Principal and accrued interest are paid monthly.

On February 4, 2020, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺500,000 (or approximately US$83,500). The loan matures on February 4, 2022 and bears interest at 13.25% per annum. Principal and accrued interest are paid monthly.

8.	Leases

The Company leases certain assets under lease agreements. On January 1, 2020 the Company entered into a one-year lease for office space, which the Company elected the short-term lease measurement and recognition exemption. On January 3, 2020 the Company entered into a five-year lease for an office space that was classified as an operating lease on recognition.

During the three and nine months ended September 30, 2020, the Company recognized operating lease expense of $7,456 and $19,299, respectively (2019 - $4,813 and $10,077, respectively), which is included in general and administrative expenses. As of September 30, 2020, the Company’s leases had a weighted average remaining lease term of 4.25 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	September 30, 2020	December 31, 2019
Cost	$57,919	$18,345
Accumulated amortization	(5,224)	(13,586)
Foreign currency translation change	(13,051)	-
Net book value	$39,644	$4,759

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

As at September 30, 2020, the Company’s lease liability is as follows:

Lease liability	September 30, 2020	December 31, 2019
Current portion of operating lease liabilities	$11,489	$4,759
Long-term portion of operating lease liabilities	28,155	-
	$39,644	$4,759

Future minimum lease payments to be paid by the Company as a lessee as of September 30, 2020 are as follows:

Operating lease commitments and lease liability	September 30, 2020
Remainder of 2020	$2,872
2021	11,489
2022	11,489
2023	11,489
2034	11,489
Total future minimum lease payments	48,828
Discount	(9,184)
Total	$39,644

9.	Asset Retirement Obligations

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

The following is a continuity of the Company’s asset retirement obligations:

	September 30, 2020	December 31, 2019

Asset retirement obligations at beginning of period	$3,633,427	$4,026,129
Additions	–	–
Accretion expense	279,377	417,965
Change in estimate	–	(810,667)
Asset retirement obligations at end of period	$3,912,804	$3,633,427

10.	Convertible Debentures

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

On July 1, 2020, the Company amended the conversion price of the convertible debentures. Under the amended terms, they are convertible any time during the term of the debenture into units (each unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.12 CAD per share, or approximately US$0.09 per share) at a conversion price of $0.075 CAD per unit (approximately US$0.06 per unit). In accordance with ASC 470-50-40-10, the carrying value of the debt of $90,264 was considered to be extinguished and a new issuance of $120,295 was recognized. A loss of $30,031 was recognized on the extinguishment.

On initial recognition of the convertible debt amended on July 1, 2020, the Company recognized a derivative liability of $62,980 and an offsetting convertible debt discount of $62,980.

On September 15, 2020, debt in the principal amount of $9,870 ($13,000 CAD) was converted by the holder to 173,333 units with a fair value of $11,644. The Company recognized a gain on the conversion of the debt of $1,030.

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2019	$–	$–	$–
Issued during the period	123,095	–	123,095
Allocated to derivative	(81,956)	81,956	–
Accretion	6,101	–	6,101
Change in fair value of derivative	–	(2,498)	(2,498)
Foreign currency translation change	793	–	793
Balance, December 31, 2019	48,033	79,458	127,491
Extinguished during the period	(60,213)	(30,051)	(90,264)
Re-issued during the period	120,295	–	120,295
Allocated to derivative	(62,980)	62,980	–
Accretion	23,859	–	23,859
Change in fair value of derivative	–	(34,645)	(34,645)
Converted to units	(9,870)	(7,647)	(17,517)
Foreign currency translation change	(217)	–	(217)
Balance, September 30, 2020	$58,907	$70,095	$129,002

11.	Common Stock

For the nine months ended September 30, 2020

During the nine months ended September 30, 2020 the Company received $24,533 in proceeds for a private placement. As at September 30, 2020 the stock remains to be issued.

On June 19, 2020 the Company closed a non-brokered private placement financing for aggregate gross proceeds of $730,000 CAD (approximately US$552,083) (approximately US$ (the “Offering”). Under the Offering, the Corporation issued an aggregate of 14,400,000 units (“Units”), at a price of $0.05 CAD per Unit (approximately US$0.04 per Unit). Each Unit was comprised of one common share in the capital of the Corporation (each a “Common Share”) and one Common Share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 24 months from the closing date. In connection with the Offering, the Corporation settled a total of $30,000 in outstanding debt through the issuance to certain creditors of 600,000 Units, at a deemed issue price of $0.05 per Unit (the “Debt Settlement”). Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

On July 31, 2020 the Company closed a non-brokered private placement financing for aggregate gross proceeds of $551,140 CAD (approximately US$410,760) (the “July Offering”). Under the July Offering, the Corporation issued an aggregate of 56,000 Units, at a price of $0.06 CAD per Unit (approximately US$0.04 per Unit). Each Unit was comprised of one Common Share and one Warrant. Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 24 months from the closing date. In connection with the July Offering, the Corporation settled a total of $495,140 in outstanding debt through the issuance to certain creditors of 8,252,334 Units, at a deemed issue price of $0.06 per Unit. Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

On July 31, 2020, the Company granted 525,000 restricted share units which vested immediately. In connection with the grant, 525,000 Common Shares with a fair value of $29,400 were issued.

On September 4, 2020, the Company closed a private placement of 3,601,333 units for gross proceeds of $216,080 CAD (approximately US$156,538). Each unit consists of one Common Share and one Warrant. Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (or US$0.09) for a period of 24 months from the closing date. In connection with the private placement, the Company issued 149,800 broker warrants with a fair value of $7,117.

On September 15, 2020, the Company issued 173,333 Units with a fair value of $11,644 in settlement of convertible debt of $9,870. Each Unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.12 CAD per share, or approximately US$0.09 per share.

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	2,470,000	0.06
Expired	(100,000)	0.19
Outstanding, September 30, 2020	10,620,000	$0.11

At September 30, 2020, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
900,000	0.18	March 26, 2021	900,000
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	0.12	September 19, 2024	3,800,000
2,470,000	$0.06	July 31, 2025	2,470,000
10,620,000			10,620,000

As of September 30, 2020, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.48 years. The aggregate intrinsic value of the stock options at September 30, 2020 is $nil.

For the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expense of $137,789 (2019 - $379,225 and $379,225, respectively) for options granted and vested. At September 30, 2020, the Company has no unrecognized compensation expense related to stock options.

13.	Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	0.25
Issued	1,891,429	0.30
Expired	–	–
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	28,110,133	0.09
Expired	(6,191,781)	0.30
Outstanding, September 30, 2020	41,308,313	$0.14

At September 30, 2020, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price		Expiry Date
100,000	0.30		October 20, 2020
4,538,000	0.30		October 26, 2020
1,125,000	0.30		November 7, 2020
200,001	0.30		November 23, 2020
5,500,000	0.15		November 30, 2020
38,462	0.30		May 1, 2021
1,696,717	0.30		September 30, 2021
15,000,000	0.09	(a)	June 19, 2022
9,185,667	0.09	(a)	July 31, 2022
3,751,133	0.09	(a)	September 4, 2022
173,333	0.09	(a)	September 15, 2022
41,308,313

(a) $0.12 CAD

The weighted average remaining contractual life of outstanding warrants as at September 30, 2020 is 1.29 years.

On June 19, 2020, in connection with a private placement of units, the Company issued 15,000,000 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $520,941 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 282%, risk-free interest rate - 0.19% and an expected remaining life - 2.0 years.

On July 31, 2020, in connection with a private placement of units, the Company issued 9,185,667 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $410,666 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 260%, risk-free interest rate - 0.11% and an expected remaining life - 2.0 years.

On September 4, 2020, in connection with a private placement of units, the Company issued 3,751,133 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $163,621 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 260%, risk-free interest rate - 0.13% and an expected remaining life - 2.0 years.

On September 4, 2020, in connection with the conversion of convertible debt, the Company issued 173,333 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $7,647 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 231%, risk-free interest rate - 0.13% and an expected remaining life - 2.0 years.

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2019	$79,458
Issued during the period	1,222,242
Change in fair value of derivative	(43,221)
Balance, September 30, 2020	$1,258,479

14.	Restricted Stock Units

For the three and nine months ended September 30, 2020, the Company recognized $29,200 (2019 - $nil and $nil, respectively) in stock-based compensation expense for RSUs granted and vested. At September 30, 2020, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2018	–	$–
Granted	585,500	0.10
Vested	(585,500)	0.10
Balance, December 31, 2019	–	–
Granted	525,000	0.06
Vested	(525,000)	0.06
Balance, September 30, 2020	-	-

15.	Related Party Transactions

At September 30, 2020, accounts payable and accrued liabilities included $54,881 (December 31, 2019 - $58,438) due to related parties for outstanding management and consulting fees. The amounts are unsecured, non-interest bearing and due on demand. The Company issued 3,393,434 units for the settlement of accounts payable owed to related parties in the amount of $128,043, resulting in no gain or loss. Refer to Note 12.

During the nine and three months ended September 30, 2020, included in general and administrative expenses is $215,766 and $88,430, respectively, (2019 - $235,500 and $131,000, respectively) in respect to directors and management fees.

16.	Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments include a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the nine month period ended September 30, 2020

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,773,073	$1,773,073
Cost and expenses
Production	–	–	1,688,342	1,688,342
Depletion	–	–	201,875	201,875
Depreciation	–	–	35,106	35,106
Share-based payments	-	167,189	-	167,189
Accretion of asset retirement obligation	–	–	279,377	279,377
General and administrative	6,255	1,001,055	683,057	1,690,367
Total expenses	6,255	1,168,244	2,887,757	4,062,256
Loss before other income (expenses)	(6,255)	(1,168,244)	(1,114,684)	(2,289,183)
Other income (expenses)
Interest expense	(103)	(71,873)	(14,853)	(86,829)
Interest income	–	–	12,771	12,771
Foreign exchange gain (loss)	759	1,110	29,934	31,803
Other income (expense)	–	–	–	-
Change in fair value of derivative liability	–	(43,221)	–	(43,221)
Loss on debt extinguishment		(29,001)		(29,001)
Total other income (expenses)	656	(142,985)	27,852	(114,477)
Net loss for the period	$(5,599)	$(1,311,229)	$(1,086,832)	$(2,403,660)

Long lived assets	$3,118,740	$–	$2,421,657	$5,540,397

For the nine month period ended September 30, 2019

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$2,939,263	$2,939,263
Cost and expenses
Production	–	–	1,970,397	1,970,397
Depletion	–	–	468,373	468,373
Depreciation	–	–	31,425	31,425
Accretion of asset retirement obligation	–	–	309,572	309,572
Stock-based compensation	-	437,725	-	437,725
General and administrative	1,298	575,122	730,096	1,306,516
Total expenses	1,298	1,012,847	3,509,863	4,524,008
Loss before other income (expenses)	(1,298)	(1,012,847)	(570,600)	(1,584,745)
Other income (expenses)
Interest income	–	-	23,253	23,253
Interest expense	–	(28,858)	(3,794)	(32,652)
Foreign exchange gain (loss)	–	2,067	(17,308)	(15,241)
Other income (expense)	–	–	69,843	69,843
Total other income (expenses)	–	(26,791)	71,994	45,203
Net loss for the period	$(1,298)	$(1,039,638)	$(498,606)	$(1,539,542)

Long lived assets at December 31, 2019	$3,117,229	$–	$3,639,858	$6,757,087

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

Executive Summary

Trillion Energy International Inc. is focused on its oil and gas producing assets in Turkey and a coal bed methane exploration license in Bulgaria.

Turkey

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “PPE Turkey”). As a result of the acquisition of PPE Turkey, the Company now owns interests in the producing Cendere oil field, and in the producing South Akcakoca Sub-Basin (“SASB”) gas field in Turkey.

PPE Turkey own 19.6% interest in the onshore Cendere oil field except three wells where PPE Turkey own 9.8% interest. PPE owns 49% working interest in the offshore SASB.

Aa at September 30, 2020, net production to the PPE Turkey from such fields was 147 barrels of oil equivalent per day or Boe/d. For the 2020 year-to-date, net production to the PPE Turkey averaged 183 Boe/d. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At September 30, 2020, the gross oil production rate for the producing wells in Cendere was 578 bbls/day; the average daily 2020 gross production rate for the field was 555 bbls/day. At the end of July 2020, oil is currently sold at a price of approximately US$40.6 per barrel for a netback per barrel of approximately US$13/bbl. At September 30, 2020, the Cendere field was producing 109 barrels of oil per day net to the PPE Turkey; and averaged 116 barrels per day during 2020 net to the PPE Turkey.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. total gross production to date from the four fields is 41.8 Bcf

As at September 30, 2020, the gross gas production rate for the 4 producing wells in SASB was 0.4719 MMcfd; the average daily 2020 gross production rate for the field was 0.8175 MMcfd. The average gas sale price year to date was, US$6.14/Mcf and US$5.31 per Mcf for the quarter ending September 30, 2020, for a netback per Mcf of approximately minus US$4.22. The lower net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 which are included herein.

Revenue

For the three months ended September 30, 2020, the Company had oil and gas revenue of $493,609, compared to $914,791 for the three months ended September 30, 2019. Revenue decreased mainly due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 22% over the comparable period and a 13% decrease in gross revenue in Turkish Lira, primarily driven by decreases in oil price and a marginal decrease in production output primarily due to the field’s normal decline rate and relatively high WC%. Oil and gas revenue denominated in Turkish Liras was ₺4,544,765 for three months ended September 30, 2020, compared to ₺ 5,202,155 for the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the Company had oil and gas revenue of $1,773,073, compared to $2,939,263 for the nine months ended September 30, 2019. Revenue decreased partially due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 22% over the comparable period and a 23% decrease in gross revenue in Turkish Lira, primarily driven by decreases in oil price and a marginal decrease in production output primarily due to the field’s normal decline rate and relatively high WC%. Oil and gas revenue denominated in Turkish Liras was ₺ 12,836,819 for nine months ended September 30, 2020, compared to ₺16,581,285 for the nine months ended September 30, 2019.

Expenses

For the three months ended September 30, 2020, the Company incurred production expenses related to its Turkey operations of $488,930 (2019 - $643,202), depletion charges of $65,630 (2019 - $152,120), depreciation expense of $22,132 (2019 - $7,779) and asset retirement obligation accretion expense of $95,435 (2019 - $105,749). Production expenses decreased by $154,272 largely due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 22% over the comparable period, as well as marginally lower production volumes as discussed above. Depletion expenses were reduced by $86,490 over the comparable quarter primarily due to updated reserve reports received December 31, 2019 which significantly decreased the depletion rate. Depreciation increased by $14,353 for the three months ended September 30, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the comparative period. Accretion of asset retirement costs decreased by $10,314 for the three months ended September 30, 2020 primarily due to revaluation of the asset retirement obligation at December 31, 2019 which decreased the carrying value of the obligation.

For the nine months ended September 30, 2020, the Company incurred production expenses related to its Turkey operations of $1,688,342 (2019 - $1,970,397), depletion charges of $201,875 (2019 - $468,373), depreciation expense of $35,106 (2019 - $31,425) and asset retirement obligation accretion expense of $279,377 (2019 - $309,572). Production expenses decreased by $282,055 largely due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 122% over the comparable period, as well as marginally lower production volumes as discussed above. Depletion expenses were reduced by $266,498 over the comparable quarter primarily due to updated reserve reports received December 31, 2019 which significantly decreased the depletion rate. Depreciation increased by $3,681 for the nine months ended September 30, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the comparative period. Accretion of asset retirement costs decreased by $30,195 for the nine months ended September 30, 2020 primarily due to revaluation of the asset retirement obligation at December 31, 2019 which decreased the carrying value of the obligation.

For the three months ended September 30, 2020, the Company had general and administrative expenses of $698,005, compared to $504,346 for the three months ended September 30, 2019. $496,052 in expenses were from the North American head office and $201,953 for the Turkey office

For the nine months ended September 30, 2020, the Company had general and administrative expenses of $1,690,367, compared to $1,306,516 for the nine months ended September 30, 2019. $1,007,310 in expenses were from the North American head office and $683,057 for the Turkey office.

Other Income (Expense)

For the three months ended September 30, 2020, the Company had other expenses of $139,663 compared to other expenses of $8,075 for the three months ended September 30, 2019. For the three months ended September 30, 2020, other expense consisted primarily of $86,208 change in the fair value of the Company’s derivatives. For the three months ended September 30, 2019, other expense consisted primarily of interest expense, partially offset by interest income.

For the nine months ended September 30, 2020, the Company had other expense of $114,477 compared to other income of $45,203 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other expense consisted primarily of interest expense of $86,829, a loss on the change in the fair value of the Company’s derivative liabilities of $43,221 and loss on the extinguishment of debt of $29,001. For the nine months ended September 30, 2019, other income consisted primarily of other income, partially offset by interest expense.

Net Loss

The changes in overall net loss for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019 are a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2020	December 31, 2019
	(Unaudited)
Cash	$231,424	$863,017
Working capital (deficiency)	(372,781)	391,237
Total assets	6,448,149	7,297,185
Total liabilities	7,088,819	5,497,278
Stockholders’ equity	(640,670)	1,799,907

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $1,130,163, compared to $113,040 cash used in operating activities for the nine months ended September 30, 2019. The current period loss of $2,403,660 was offset by $818,439 in net non-cash items and $455,058 in changes in working capital items for the nine months ended September 30, 2020. This compares to a prior year loss of $1,539,542, offset by $1,282,285 in net non-cash items and $370,297 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $104,270, compared to $37,448 used for the nine months ended September 30, 2019. Oil and gas properties expenditures decreased to $4,821 from $37,448 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $765,952, compared to $127,974 for the nine months ended September 30, 2019. Cash provided by financing activities in the current period was primarily related to $751,400 in stock subscription received related to a private placement and a new bank loan at the Company’s Turkey subsidiary. In the comparative period the Company received $77,644 in loans payable, $123,095 in convertible debt and $15,692 in stock subscriptions.

Future Operating Requirements

Based on our current plan of operations and due to a decline in oil prices, we estimate that we will require approximately $850,000 to cover our plan of operations over the next 12 months. We plan to spend approximately $50,000 on an environmental report for Bulgaria Vranino exploration block. We also plan to improve our working capital surplus by raising cash and paying off accounts payable. We will require approximately $800,000 for general and administrative expenses.

Based on the recent increase in reserves on SASB, our current plan of operations is the drilling of up to five (5) new wells at SASB and to reenter three existing wells to perform workovers to increase gas production. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures over the next 12 months to enable us to conduct such operations.

To reduce our current outstanding trade payables and indebtedness will require approximately $1.2 million; however, we may be able to negotiate terms that will require a lesser amount. To pay for the SASB drilling campaign, we will require an additional $20 million.

As of September 30, 2020, the Company had unrestricted cash of $244,871. The Company is attempting to raise additional capital to fund its future exploration and operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2020 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarterly period ended September 30, 2020 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: November 16, 2020

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: November 16, 2020

