Form 10-K
period 2020-12-31
Trillion Energy International Inc.
filed 2021-04-01
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of December 31, 2020, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.062) on that date, was approximately $4,204,769. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The registrant had 143,987,815 shares of common stock outstanding as of March 31, 2021.

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

General

Trillion Energy International Inc. is focused on it’s oil and gas assets in Turkey, where it intends to exponentially expand natural gas production on the SASB Gas Field in the offshore Black Sea through exploitation of existing reserves, to drill an oil exploration well in the Zagros basin, Turkey as well as drilling a gas exploration well on its Vranino 1-11 exploration license in Bulgaria.

Oil and Gas Operations

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “PPE Companies”). As a result of the acquisition of the PPE Companies, the Company now owns interests in the producing Cendere oil field, in the producing South Akcakoca Sub-Basin (“SASB”) gas field, and in the shut in Bakuk gas field. The Company has an office in Ankara with nine full time employees.

Cendere Oil Field

We own 19.6% interest in the onshore Cendere oil field except three wells where we own 9.8% interest. We own a 49% working interest in the offshore SASB. At December 31, 2020, the gross oil production rate for the producing wells in Cendere oil field was 1,086 bbls/day; the average daily 2020 gross production rate for the field was 737 bbls/day. Oil is currently sold at a price of approximately US$62.4 per barrel for a netback per barrel of approximately US$33/Bbl. At December 31, 2020, net production to us was 190 barrels of oil equivalent per day or Boe/d. For the year 2020, net production to us averaged 178 Boe/d.

The Cendere Field was first discovered in 1988. Oil production commenced during 1990. The operator of the Cendere Field is TPAO. The Company’s interest is 19.6% for all wells except for wells C-13, C-15 and C-16, for which its interest is 9.8%. The produced oil has a gravity of 27.5o API. After the initial development of the Cendere Field, oil production was approximately 2,000 bopd from three wells and which peaked at approximately 7,000 bopd in 1992, when additional wells were put into production. The field started to produce water during the first year of production. As of February 28, 2021, 20.88MMbbls of oil have been produced from the Cendere Field. During February 2021, the Company’s average net oil was 139 bopd at 96% water cut.

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

SASB Gas Fields

As at December 31, 2020, four wells were producing at the SASB gas fields, each of which is tied into a production platform. The SASB fields are connected through subsea pipelines to an onshore gas plant which is tied into a national pipeline. Gas is sold to a local utility on a take-or pay basis. The SASB gas fields are located in shallow water (60-100m) off the north coast of Turkey towards the western end of the Black Sea. Total gross natural gas production to date from the SASB gas fields since inception in 2007 is more than 41 BCF. The SASB Gas field has four proved undeveloped discoveries which contain an estimated proven and probable reserves of 41 BCF of natural gas set out in the Company’s December 31, 2020 year end reserve report prepared by GLJ Consultants, as discussed herein. A map of the gas field prepared by GLJ Consultants is below:

East Eskikale
Mid Eskikale
West Eskikale
North Guluc
West Akcakoca
Guluc
Alapli
Akcakoca
South Akcakoca
Akkaya
Ayazli
Dogu Ayazli
Bayhanli
Eregli
1:150,000
Map 1
Location Map
Developed and Producing
Discovered – Undeveloped
Prospective Resources

During the year, the Company assessed several additional low risk gas prospects on SASB directly contiguous to the proven reserves. The chance of discovery for these prospects as assessed by GLJ ranging from 60-90%. Historically, the Company has a greater than 80% success rate at SASB when drilling exploration wells based on 3D seismic interpretation. As a result, the Company intends to drill an additional 6 low risk gas pools based on these prospects to establish additional reserves and production. The Company also has numerous exploration prospects that have not yet been assessed by GLJ Consultants on the SASB block which require the existing 3D seismic to be reprocessed.

At December 31, 2020, the gross gas production rate for the three remaining producing wells in SASB was a nominal 0.70 MMcfd; the average daily 2020 gross production rate for the field was 0.945 MMcfd, which is a result of no new drillings or rig based workovers having been completed since 2011, a decrease over 95% since peak production occurred of over 11 BCF/annum (gross 100% interest) which occurred in 2011. At the end of February 2021, gas is currently sold at a price of approximately US$5.72.

The Company continues to produce gas from SASB as a loss to avoid shutting in the field and facilities as commencing in August 2021 the Company plans to commence a revitalization program by drilling new wells which will ramp up production and generate positive net backs and earnings. Based on the current drilling schedule, two new wells and one well workover are anticipated to occur between August and October 2021, resulting in increased production revenues towards the end of September 2021. Another three wells and one workover will occur commencing February 2022 and will be brough into production at this time. This later drilling program will be followed an by additional 10 well drilling program on the four SASB gas fields commencing in 2022. 3-D seismic will be reprocessed to delineate existing targets and to expand the drilling program, where 13 additional targets have also been identified meriting further study, which will likely result in additional reserves and resources.

On March 2021, the Company announced its plans to investigate around the SASB development license area which is currently 12,385 hectares by applying for a Technical Investigation Survey Permit for 200,000 hectares of surrounding area “the Permit”. Upon receiving the Permit, the Company plans to reprocess existing 3D and 2D seismic with new technology which are expected to improve the resolution of the data defining new exploration targets proximate to the Production The below map sets out the 2D seismic (light blue) covering proposed exploration area relative to the Production Block (dark blue cross hatch):

Bakuk gas field

With the acquisition of the PPE Turkey Companies, the Company also acquired another oil and gas asset, a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

Derecik exploration block

A 42,833 Hectares oil exploration property “Derecik” is located in the South West Turkey which lies within NW extension of Zagros fold & thrust belt, which has some of the largest oil reserves in the world on IRAQI side. The Company’s plan is to drill one exploration well on the license.

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

Before the license for the Bulgarian CBM project is “effective”, the Company’s overall work program and first year annual work program must be approved by both the Bulgarian environmental ministry and the energy ministry. The Company is currently working on an environmental assessment in order to finalize the exploration permit.

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

Employees, Officers and Directors

As of December 31, 2020, the Company has eight employees in Turkey, and three in North America. As of December 31, 2020, our business is generally conducted through our officers and directors of the Company. A description of officers and directors can be found in Item 10.

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

As at December 31, 2020, all of our Bulgarian oil and gas resources are classified as prospective resources as are a significant portion of the SASB resources. There is significant uncertainty attached to prospective resource estimates relating to Bulgaria. The discovery, determination and exploitation of such resources require significant capital expenditures and successful drilling and exploration programs. We may not be able to raise the additional capital that we need to develop these resources. There is no certainty that we will be able to convert prospective resources into proved reserves or that these resources will be economically viable or technically feasible to produce.

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

Many of our competitors have substantially greater financial, managerial, technological and other resources than we do. These companies are able to pay more for exploratory prospects and productive oil and natural gas properties than we can. To the extent competitors are able to pay more for properties than we are paying, we will be at a competitive disadvantage. Further, many of our competitors enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Our ability to explore for and produce oil and natural gas prospects and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, implement advanced technologies, evaluate and select suitable properties and consummate transactions in this highly competitive environment..20.

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

Our Board of Directors has the authority, without further action by the shareholders, to issue up to 250,000,000 shares of common stock authorized under our charter documents, of which 125,339,156 shares were issued and outstanding as of December 31, 2020. We may issue additional shares of common stock or other equity securities, including securities convertible into shares of common stock, in connection with capital raising activities. The issuance of additional common stock would also result in dilution to existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

Turkey Properties

On January 18, 2017, the Company completed the acquisition of three oil and gas exploration and production companies operating in Turkey (the “PPE Companies”). As a result of the acquisition of the PPE Companies, the Company now owns interests in three producing oil and gas fields in Turkey, one of which is offshore and the other two are onshore.

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

As of December 31, 2020, there are four production wells over 4 platforms. 5 wells were drilled and tested and temporarily abandoned pending connection to production pipeline (“Undeveloped Discoveries”), several wells require workovers to restore production. The total gross acreage of the SASB is 12,385 hectares. There was no new drilling during the fiscal year, however, well maintenance has occurred.

Cendere

With the acquisition of the PPE Turkey, the Company also acquired a 19.6% interest in the Cendere field except three wells where the Company has a 9.8% interest, a producing oil field located in Central Turkey. At year-end 2020, the Cendere field was producing 150 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels per day during 2020 net to the PPE Turkey.

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

In addition, during the term of the License Agreement, the Company is obligated to pay an annual land rental fee of 15,897 BGN (US $9,814 based on the exchange rate of 0.62 Lev to U.S. Dollar as of March 3, 2021). The Company is permitted to commence limited production during the initial term of the License Agreement. Upon confirmation of a commercial discovery, the Company is entitled to convert the productive area of the license to an exploitation concession that may last for up to 35 years provided that the minimum work commitments are satisfied.

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

Reserves

Summary of Oil and Gas Reserves as of Fiscal-Year End Based on Average Fiscal-Year Prices

Reserves category	Reserves
	Oil (mbbls)	Natural gas (mmcf)
PROVED
Developed:
Turkey	233
Undeveloped:
Turkey	-	11,571
TOTAL PROVED	233	11,571
PROBABLE
Developed:
Turkey	70
Undeveloped:
Turkey	-	8,610
TOTAL PROVED AND PROBABLE	303	20,182
POSSIBLE
Developed:
Turkey	67
Undeveloped:
Turkey	-	11,073
TOTAL PROVED, PROBABLE AND POSSIBLE	370	31,255

An independent firm, GLJ Petroleum Consultants (GLJ or GLJ Consultants) completed an independent reserves assessment and evaluation of the oil and gas properties located in Turkey of Trillion Energy International Inc. The effective date of this evaluation is December 31, 2020. The evaluation was prepared in accordance with procedures and standards contained in the Canadian Oil and Gas Evaluation (COGE) Handbook.

Undeveloped Acreage

The following table sets forth the amounts of our undeveloped acreage as of December 31, 2020 as awarded in the Bulgarian License Agreement and Turkey Hakkari:

Area	Undeveloped Acreage(1)
	Gross	Net
Bulgaria Vranino	98,205	98,205
Turkey, Hakkari	85,756	85,756
TOTAL	183,961	183,961

(1)	Undeveloped acreage is considered to be those lease hectares on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not such acreage contains proved reserves.

Present Activities

For SASB the Company is negotiating funding for development of the natural gas reserves and low risk resources on the license area to implement its 17 well drill program planned in stages. At present, the Company plans to commence operations in August 2021, at which time, two new wells and one well workover will occur. This will be followed by a three to four month break, where The Company is in discussions with offshore rig drilling companies to formalize the timing of the SASB development drilling program.

The Company continues to conduct workovers in the Cendere Field, which has resulted in increased production at its current net rate of 150 bopd or to improve same.

In Bulgaria, the Company has not commenced most of its work to evaluate the opportunity for the exploration of natural gas and planning future operations on the permit area. Our evaluation and analysis based on the data available to us is mostly complete. The Company recently completed an environmental baseline survey over the entire permit area. In addition, the Company has purchased one drill site to enable it to conduct its planned work programs once those work programs receive all required regulatory approvals. The Company has evaluated and identified at least one existing well for re-entry and several potential drilling locations for new wells.

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

2020	High Bid	Low Bid
4th Quarter	$0.090	$0.048
3rd Quarter	$0.100	$0.037
2nd Quarter	$0.080	$0.026
1st Quarter	$0.100	$0.023
2019
4th Quarter	$0.104	$0.060
3rd Quarter	$0.137	$0.047
2nd Quarter	$0.239	$0.075
1st Quarter	$0.183	$0.033

Holders

The number of record holders of our common stock, $0.00001 par value, as of March 31, 2020, was approximately 1,150.

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

During the years ended December 31, 2019, the Company issued 3,800,000 of stock options and 585,000 of restricted stock units (“RSUs”) under the 2013 Plan.

During the year ended December 31, 2020, the company issued 4,070,000 stock options, 34,130,133 warrants and 2,425,000 restricted stock units (“RSUs”).

The following table provides a summary of the number of securities to be issued upon exercise of outstanding stock options, warrants and RSU’s as of December 31, 2020 under our equity compensation plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (2013 Plan)	11,900,000	$0.11	Variable*
Warrants	35,865,312	$0.10	Unrestricted*
Total	47,765,312

*Subject to 10% rolling maximum more fully described in the 2013 Plan. As of March 31, 2021, the 10% rolling maximum is 14,398,782.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during 2020 and 2019.

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

Turkey

The Company owns interests in the producing Cendere oil field and producing South Akcakoca Sub-Basin (“SASB”) gas field in Turkey. The Cendere Field is a long-term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces between 110 and 123 bopd (barrels oil per day) net to the Company.

The SASB field potentially holds significant upside through exploitation of reserves and resources where significant infrastructure is in place to realize same. At December 31, 2020, the gross gas production rate for the 3 producing wells in SASB was 0.738 MMcfd; the average daily 2020 gross production rate for the field was 1.07 MMcfd. At the end of February 2021, gas is currently sold at a price of approximately US$5.72 per MCF. The low net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially as will production. The Company plans to drill the discovered undeveloped gas pools on to production as well as low risk prospective targets adjunct to the gas fields. The Company is in discussions with offshore rig drilling companies to determine cost and timing of the SASB development drilling program which is anticipated to commence in the third quarter of 2021.

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

Bulgaria

Strategic Focus

Our focus currently is obtaining funding to produce our reserves in our oil and gas fields in Turkey, which we expect will generate significant cash-flow and profits for the Company. Further development is contingent upon receiving further funding, and our plan is to further develop the fields when funding is received. The SASB contains significant upside potential and is the focus of development in the near term.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2020 and 2019, which are included herein.

Revenue

For the year ended December 31, 2020, the Company had oil and gas revenue of $2,584,266, compared to $3,915,799 for the year ended December 31, 2019. Oil and gas revenue denominated in Turkish Liras was ₺17,982,881 for the year ended December 31, 2020, compared to ₺22,244,942 for the year ended December 31, 2019. Production levels decreased by 6.6% year over year. Additionally, revenue also decreased due to the devaluation of the Turkish Lira compared to the U.S. dollar of approximately 18% over the comparable period.

Expenses

For the year ended December 31, 2020, the Company incurred production expenses related to its PPE Turkey operations of $2,378,626 (2019 - $2,593,180), depletion charges of $239,002 (2019 - $302,094 ), depreciation expense of $37,633 (2019 - $76,413) and asset retirement obligation accretion expense of $377,197 (2019 - $417,965). Accretion of asset retirement costs decreased by $40,768 for the year ended December 31, 2020 primarily due to the decrease in the asset retirement obligation cost base from the revisions to SASB field on December 31, 2019. Depreciation decreased by $38,780 for the year ended December 31, 2020 primarily due to the accelerated depreciation of leasehold improvements after terminating an office lease arrangement in the prior year. Production expenses and depletion charges decreased by $214,554 and $63,092, respectively, primarily due to devaluation of the Turkish Lira compared to the U.S. dollar of approximately 18% over the comparable period and decreased production levels from the prior year.

For the year ended December 31, 2020, the Company had stock-based compensation of $410,555, compared to $437,725 for the year ended December 31, 2019. The expense for the year ended December 31, 2020 included $246,255 for the grant of 4,070,000 stock options under the 2013 Option Plan and $164,300 for the grant and vesting of 2,425,000 RSU’s.

For the year ended December 31, 2020, the Company had general and administrative expenses of $2,352,383, compared to $1,781,860 for the year ended December 31, 2019. $1,368,410 in expenses were from the North American head office. In general & administrative expenses in the North American operations, $650,478 was for consulting and management fees, $45,719 for legal and professional fees and $137,934 for audit and financial services. Turkey general and administrative expenses accounted for $977,183 of the total general and administrative for 2020.

Other Income (Expense)

For the year ended December 31, 2020, the Company had net other expenses of $322,154, compared to other income of $9,944 for the year ended December 31, 2019. For the year ended December 31, 2020, other income (expense) consisted primarily of the loss from the change in fair value of derivative liability, interest expense, and the provision for the loan receivable, partially offset by foreign exchange gain. For the year ended December 31, 2019, other income (expense) consisted primarily of interest expense and foreign exchange loss, partially offset by other income and interest income.

Net Loss

Our net loss for the year ended December 31, 2020 was $3,533,284, compared to $1,683,493 for the year ended December 31, 2019 for the reasons explained above.

Liquidity and Capital Resources

The following table summarizes our liquidity position as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$202,712	$863,017
Working capital (deficiency)	(1,057,725)	391,237
Total assets	6,487,261	7,297,185
Total liabilities	7,929,696	5,497,278
Stockholders’ equity	(1,442,435)	1,799,907

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $1,625,303, compared to $176,317 cash used in operating activities for the year ended December 31, 2019. The current year loss of $3,533,284 was offset by $1,571,758 in net non-cash items and $336,223 in changes in working capital items. This compares to a prior year loss of $1,683,493, offset by $1,323,960 in net non-cash items and $535,850 in changes in working capital items.

Cash Used in Investing Activities

Net cash used for investing activities for the year ended December 31, 2020 was $78,809, compared to $48,064 used for the year ended December 31, 2019. Oil and gas properties expenditures decreased to $5,084 from $37,449 in 2019.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the year ended December 31, 2020 was $1,003,333, compared to $113,843 for the year ended December 31, 2019. Cash provided by financing activities in the current year was mainly from the issuance of common shares, partially offset by repayment of loans payable. This compares to the prior year where cash provided by financing activities was from issuance of common stock, partially offset by repayment of loans payable.

Future Operating Requirements

Based on our current plan of operations we estimate that we will require approximately US$9,000,000 to pursue our plan of operations over the next 12 months. We plan to spend approximately $9,000,000 on drilling wells in SASB. We also plan to improve our working capital surplus by paying off accounts payable by $500,000. We will require approximately $500,000 for general and administrative expenses.

Subsequently, we plan to drill 15 more wells the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures over the next 12 months to enable us to conduct such operations.

Over the next 12-24 months, we will require an additional $10 million for drilling on SASB.

As of December 31, 2020, the Company had unrestricted cash of $202,712. The Company is plans to raise additional capital to fund future exploration and operating requirements.

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

Recent accounting pronouncements

A summary of recent accounting pronouncements is presented in Note 2 of our Annual Consolidated Financial Statements for the year ended December 31, 2020 within this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

TRILLION ENERGY INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Trillion Energy International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trillion Energy International, Inc. and subsidiaries (the “Company” and formerly known as Park Place Energy, Inc.) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Harbourside CPA, LLP

(formerly Buckley Dodds, LLP)

We have served as the Company’s auditor since 2019

Vancouver, British Columbia

March 31, 2020

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$202,712	$863,017
Account receivables	773,311	637,145
Prepaid expenses and deposits	24,302	30,035
Note receivable	-	50,671
Total current assets	1,000,325	1,580,868
Oil and gas properties, net	5,346,916	5,574,295
Property and equipment, net	128,257	45,116
Restricted cash	11,763	96,906
Total assets	$6,487,261	$7,297,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,496,510	$1,170,568
Loans payable - current	549,424	14,304
Operating lease liability - current	12,116	4,759
Total current liabilities	2,058,050	1,189,631
Asset retirement obligation	4,010,624	3,633,427
Loans payable	17,730	546,729
Convertible debt	11,027	48,033
Derivative liability	1,804,572	79,458
Lease liability	27,693	-
Total liabilities	7,929,696	5,497,278
Stockholders’ equity:
Common stock; authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 125,339,156 shares	1,253	876
Additional paid-in capital	27,508,468	27,031,125
Stock subscriptions and stock to be issued	15,342	23,052
Accumulated other comprehensive loss	(490,172)	(311,104)
Accumulated deficit	(28,477,326)	(24,944,042)
Total stockholders’ equity	(1,442,435)	1,799,907
Total liabilities and stockholders’ equity	$6,487,261	$7,297,185

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year Ended December 31,
	2020	2019
Revenue
Oil and gas revenue	$2,584,266	$3,915,799
Cost and expenses
Production	2,378,626	2,593,180
Depletion	239,002	302,094
Depreciation	37,633	76,413
Accretion of asset retirement obligation	377,197	417,965
Stock-based compensation	410,555	437,725
General and administrative	2,352,383	1,781,859
Total expenses	5,795,396	5,609,236
Loss before other income (expense)	(3,211,130)	(1,693,437)
Other income (expense)
Provision for loan receivable	(54,008)
Interest income	13,026	29,780
Interest expense	(85,100)	(44,628)
Accretion of convertible debt discount	(34,586)	(6,101)
Foreign exchange gain (loss)	58,196	(4,232)
Other income	2,513	60,637
Change in fair value of derivative liability	(199,789)	2,498
Gain (loss) on debt settlement	(22,406)	(28,010)
Total other income (expense)	(322,154)	9,944
Net loss	$(3,533,284)	$(1,683,493)

Loss per share, basic and diluted	$(0.04)	$(0.02
Weighted average number of shares outstanding basic and diluted	96,770,433	83,850,414

Other comprehensive loss
Foreign currency translation adjustments	$(179,068)	$(180,444)
Comprehensive loss	$(3,712,352)	$(1,863,937)

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2018	83,360,966	$834	$26,220,157	$41,302	$(130,660)	$(23,260,549)	$2,871,084
Issuance of common stock	439,423	4	56,438	(40,750)	–	–	15,692
Stock issued for debt settlement	3,393,434	34	339,309	–	–	–	339,343
Restricted stock unit grants and vesting	585,000	6	58,494	–	–	–	58,500
Stock-based compensation expense	–	–	379,225	–	–	–	379,225
Returned to treasury	(150,000)	(2)	(22,498)	22,500	–	–	–
Currency translation adjustment	–	–	–	–	(180,444)	–	(180,444)
Net loss	–	–	–	–	–	(1,683,493)	(1,683,493)
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Issuance of common stock	24,804,666	248	56,968	(7,710)	–	–	49,506
Stock issued for debt settlement	7,502,334	75	8,165	–	–	–	8,240
Stock issued for services	2,485,000	25	6,238	-	-	-	6,263
Restricted stock unit grants and vesting	2,425,000	24	164,276	–	–	–	164,300
Stock-based compensation expense	-	-	246,255	–	–	–	246,255
Options exercised	320,000	3	19,652	-	–	–	19,655
Broker’s warrant	-	-	(25,404)	-	-	-	(25,404)
Conversion of debentures	173,333	2	1,193	–	–	–	1,195
Currency translation adjustment	–	–	–	–	(179,068)	–	(179,068)
Net loss	-	-	-	-	-	(3,533,284)	(3,533,284)
Balance, December 31, 2020	125,339,156	1,253	27,508,468	15,342	(490,172)	(28,477,326)	(1,442,435)

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss for the period	$(3,533,284)	$(1,683,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	410,555	437,725
Stock issued for services	114,491	-
Depletion	239,002	302,094
Depreciation	37,633	76,413
Accretion of asset retirement obligation	377,197	417,965
Accretion of convertible debt discount	34,586	6,101
Change in fair value of derivative liability	199,789	(2,498)
Unrealized foreign exchange loss	1,813	16,537
Accrued interest	80,278	41,613
Loss on settlement of debt	22,406	28,010
Provision for loan receivable	54,008	-
Changes in operating assets and liabilities:
Accounts receivable	(234,969)	24,153
Prepaid expenses and deposits	5,733	266,792
Accounts payable and accrued liabilities	565,459	244,905
Net cash provided by (used in) operating activities	(1,625,303)	176,317
Investing activities:
Property and equipment expenditures	(73,725)	(10,615)
Oil and gas properties expenditures	(5,084)	(37,449)
Net cash used in investing activities	(78,809)	(48,064)
Financing activities:
Proceeds from stock subscriptions received	1,004,228	15,692
Proceeds from loans payable	83,651	46,283
Repayment of loans payable	(59,177)	(71,227)
Lease payments	(25,369)	-
Proceeds from convertible debt	-	123,095
Net cash provided by financing activities	1,003,333	113,843
Effect of exchange rate changes on cash and cash equivalents	(44,669)	(180,444)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(745,448)	61,652
Cash, cash equivalents and restricted cash, beginning of year	959,923	898,271
Cash, cash equivalents and restricted cash, end of year	$214,475	$959,923

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$202,712	$863,017
Restricted cash, end of period	11,763	96,906
Cash, cash equivalents and restricted cash, end of period	$214,475	$959,923

Non-cash investing and financing activities:
Accounts payable and debt settled by issuance of shares	$355,087	$339,343
Initial recognition of right-of-use asset	$57,919	$4,759
Asset retirement revaluation	$-	$810,667

See accompanying notes to consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2020 and 2019

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

As of December 31, 2020, and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2020 and 2019. On December 22, 2017 the U.S. enacted the Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s statutory federal income tax rate from a maximum of 39% to a rate of 21% effective January 1, 2018. The Company has deferred tax losses and assets and they were adjusted as a result of the change in tax law reducing the federal income tax rate. The Company’s tax years 2014 and forward remain open.

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

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
January 1, 2019	3,117,229	3,533,703	6,650,932
Expenditures	–	37,449	37,449
Asset retirement revaluation	–	(810,667)	(810,667)
Depletion	–	(302,094)	(302,094)
Foreign currency translation change	(1,325)	–	(1,325)
December 31, 2019	$3,115,904	$2,458,391	$5,574,295
Expenditures	–	5,084	5,084
Depletion	–	(239,002)	(239,002)
Foreign currency translation change	6,539	–	6,539
December 31, 2020	3,122,443	2,224,473	5,346,916

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

The Cendere Field is a long-term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 118 bopd (barrels oil per day) net to the Company. During February 2021, the Company’s average net oil was 139 bopd at 96% water cut.

At December 31, 2020, the Cendere field was producing 150 barrels of oil per day, net to the PPE Turkey Companies; and averaged 118 barrels of oil equivalent per day during 2020 net to the PPE Turkey Companies. The field started to produce water during the first year of production. As of February 28, 2021, 20.88MMbbls of oil have been produced from the Cendere Field.

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

5.	Property and equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2019	$–	44,476	61,679	106,155
Adoption of Topic 842	50,065	–	–	50,065
Additions	19,193	–	–	19,193
Depreciation	(16,839)	(44,476)	(15,098)	(76,413)
Disposals	(47,660)	–	–	(47,660)
Foreign currency translation change	–	–	(6,224)	(6,224)
December 31, 2019	4,759	$–	$40,357	$45,116
Additions	57,919	85,319	387	143,625
Depreciation	(11,999)	(17,064)	(8,570)	(37,633)
Disposals	-	-	(11,981)	(11,981)
Foreign currency translation change	(10,870)	-	-	(10,870)
December 31, 2020	$39,809	68,255	20,193	128,257

6.	Note Receivable

In April 2015, the Company loaned BGN 92,667 ($38,570) to a Bulgarian company pursuant to a revolving credit facility, enabling such Bulgarian company to buy and manage land in Bulgaria to be leased by the Company for future well sites. The credit facility has a maximum loan obligation of BGN 1,000,000 ($625,000 at December 31, 2019) bears interest at 6.32%, has a five-year term and is secured by the land the Bulgarian company buys. Payment on the facility is due the earlier of the end of the five-year term (April 6, 2020) or demand by the Company. As of December 31, 2020, due to the uncertainty around the collectability of the loan, the entire amount has been provisioned for and the Company recognized a loss of $54,008.

7.	Loans Payable

As at	December 31, 2020	December 31, 2019
Unsecured, interest bearing loans at 10% per annum	$184,235	$317,981
Unsecured, interest bearing loans at 12% per annum	309,806	141,914
Unsecured, interest bearing loan at 13.25% per annum	41,533	_
Unsecured, interest bearing loan at 20.5% per annum	25,625	46,283
Non-interest bearing loans	5,955	54,855
Total loans payable	567,154	561,033
Current portion of loans payable	(549,424)	(14,304)
Long term portion of loans payable	$17,730	$546,729

Loans bearing interest, accrue at 10% and 12% per annum are all unsecured.

On August 2, 2019, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺300,000 (or approximately $53,600). The loan matures on August 2, 2022 and bears interest at 20.5% per annum. Principal and accrued interest are paid monthly.

On February 4, 2020, Garanti Bank extended a long-term loan to Park Place Turkey Limited in the amount of ₺500,000 (or approximately $83,500). The loan matures on February 4, 2022 and bears interest at 13.25% per annum. Principal and accrued interest are paid monthly.

8.	Leases

The Company leases certain assets under lease agreements. On January 1, 2020, the Company entered into a one-year lease for office space, which the Company elected the short-term lease measurement and recognition exemption. On January 3, 2020, the Company entered into a five-year lease for an office space that was classified as an operating lease on recognition.

During the year ended December 31, 2020, the Company recognized operating lease expense of $20,279 (2019 – $20,279), which is included in general and administrative expenses. As of December 31, 2020, the Company’s leases had a weighted average remaining lease term of 4 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	December 31, 2020	December 31, 2019
Beginning balance	$4,759	$	_
Additions, cost	57,919		18,345
Accumulated amortization	(11,999)		(13,586)
Foreign exchange	(10,870)		_
Net book value	$39,809		$4,759

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

As at December 31, 2020, the Company’s lease liability is as follows:

	December 31, 2020	December 31, 2019
Current portion of operating lease liability	$12,116	$4,759
Long-term portion of operating lease liabilities	27,693	-
Total future minimum lease payments and total lease liability	$39,809	$4,759

Future minimum lease payments to be paid by the Company as a lessee as of December 31, 2020 are as follows:

Operating lease commitments and lease liability	December 31, 2020
2021	12,116
2022	12,116
2023	12,116
2024	12,116
Total future minimum lease payments	48,464
Discount	(8,655)
Total	39,809

9.	Asset Retirement Obligations

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

The following is a continuity of the Company’s asset retirement obligations:

	December 31, 2020	December 31, 2019

Asset retirement obligations at beginning of year	$3,633,427	$4,026,129
Accretion expense	377,197	417,965
Change in estimate	-	(810,667
Asset retirement obligations at end of year	$4,010,624	$3,633,427

10.	Convertible Debentures

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

On initial recognition of the convertible debt amended on July 1, 2020, the Company recognized a derivative liability of $132,184 and an offsetting convertible debt discount of $120,295. As the fair value of the derivative liability is higher than the carrying value of the debt of $120,095, the difference has been recognized as a loss on the extinguishment of the debt of $11,889.

On September 15, 2020, debt in the principal amount of $9,870 ($13,000 CAD) was converted by the holder to 173,333 units with a fair value of $8,840. The Company recognized a loss on the conversion of the debt of $1,030 and a derivative liability of $7,647 for the warrants attached to the units.

The fair value of the conversion features was determined based on the Black-Scholes Option Pricing Model using the following weighted average assumptions:

2020
Risk-free interest rate	0.13%
Expected life (years)	1.01
Expected volatility	228%
Dividend yield	0%

A continuity of convertible debt and the embedded derivative conversion feature for the year ended December 31, 2020 is as follows:

	Host debt instrument	Embedded conversion feature	Total
Balance, January1, 2019	$–	$–	$–
Issued during the period	123,095	–	123,095
Allocated to derivative	(81,956)	81,956	–
Accretion	6,101	–	6,101
Change in fair value of derivative	–	(2,498)	(2,498)
Foreign currency translation change	793	–	793
Balance, December 31, 2019	$48,033	$79,458	$127,491
Extinguished during the period	(60,213)	(30,051)	(90,264)
Re-issued during the year	120,295	-	120,295
Allocated to derivative	(120,295)	120,295
Accretion	34,586	-	34,586
Change in fair value of derivative	_	(81,713)	(81,713)
Conversion	(9,870)	(7,647)	(17,517)
Foreign currency translation change	(1,509)		(1,509)
Balance December 31, 2020	11,027	80,342	91,369

11.	Common Stock

For the year ended December 31, 2020

On June 19, 2020 the Company closed a non-brokered private placement financing for aggregate gross proceeds of $720,000 CAD (approximately US$529,968) (the “Offering”). Under the Offering, the Corporation issued an aggregate of 14,400,000 units (“Units”), at a price of $0.05 CAD per Unit (approximately US$0.04 per Unit). Each Unit was comprised of one common share in the capital of the Corporation (each a “Common Share”) and one Common Share purchase warrant (“Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 24 months from the closing date. In addition, with the Offering, the Corporation settled a total of $30,000 CAD (US$22,115) in outstanding debt through the issuance to certain creditors of 600,000 Units, at a price of $0.05 CAD per Unit (the “Debt Settlement”). Each Unit issued in the Debt Settlement consists of one Common Share and one Warrant under the same terms as the Offering.

On July 31, 2020 the Company closed a non-brokered private placement financing, by:

●	issuing 933,333 units for cash at a price of $0.06 CAD per unit (approximately US$0.04 per unit), for proceeds of $56,000 CAD (US$41,298);
●	issuing 2,050,000 Units for services, valued at US$91,779; and
●	issuing 6,202,334 Units for debt settlement of US$277,289.

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

On September 4, 2020, the Company closed a private placement of 3,601,333 units at $0.06 CAD per unit, for gross proceeds of $216,080 CAD (approximately US$156,538). Each unit consists of one Common Share and one Warrant. Each Warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (or US$0.09) for a period of 24 months from the closing date. In connection with the private placement, the Company issued 149,800 broker warrants with a fair value of $7,117. The broker warrants have the same terms as the warrants attached to the units.

On September 15, 2020, the Company issued 173,333 units with a fair value of $11,644 in settlement of convertible debt of $9,870. Each unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.12 CAD per share, or approximately US$0.09 per share.

On November 17, 2020, the Company closed a non-brokered private placement financing for aggregate gross proceeds of $222,600 CAD (approximately US$170,875) (the “November Offering”). Under the November Offering, the Corporation issued an aggregate of 3,710,000 units, at a price of $0.06 CAD per unit (approximately US$0.04 per unit). Each unit was comprised of one Common Share and one warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 24 months from the closing date. In addition, the Company settled a total of $18,000 (US$14,140) in outstanding debt through the issuance to a creditor of 300,000 units, at a price of $0.06 per unit. Each unit issued in the Debt Settlement consists of one Common Share and one warrant under the same terms as the November Offering.

On November 17, 2020, the Company granted 1,900,000 restricted share units which vested immediately. In connection with the grant, 1,900,000 Common Shares with a fair value of $134,900 were issued.

On December 10, 2020, the Company closed a non-brokered private placement financing for aggregate gross proceeds of $30,000 CAD (approximately US$23,566) (the “December Offering”). Under the December Offering, the Corporation issued an aggregate of 500,000 units, at a price of $0.06 CAD per unit (approximately US$0.04 per unit). Each unit was comprised of one Common Share and one warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 30 months from the closing date. In addition, with the December Offering, the Corporation issued 35,000 units valued at $2,100 CAD (US$1,650), at a price of $0.06 CAD per unit, for services. Each unit issued for services consists of one Common Share and one warrant under the same terms as the December Offering.

On December 17, 2020, the Company closed a non-brokered private placement financing for aggregate gross proceeds of $116,200 CAD (US$89,217) (the “December 17 Offering”). Under the December 17 Offering, the Company issued an aggregate of 1,660,000 units, at a price of $0.07 CAD per unit (approximately US$0.05 per unit). Each unit was comprised of one Common Share and one-half warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.12 CAD (approximately US$0.09) for a period of 30 months from the closing date. In addition, with the December 17 Offering, the Company settled a total of $28,000 CAD (US$21,498) in outstanding debt through the issuance to a creditor of 400,000 units, at a price of $0.07 CAD per unit. In addition to this, the Company also issued 400,000 units at a price of $0.07 CAD per unit, for services valued at $28,000 CAD (US$21,498). Each unit issued in the Debt Settlement and issued for services consists of one Common Share and one-half of warrant under the same terms as the December 17 Offering. In connection with the December 17 Offering, the Company issued 245,000 broker warrants with a fair value of $18,287. The broker warrants have the same terms as the warrants attached to the units.

On December 17, 2020, the Company issued 320,000 for the exercise of stock options. In lieu of cash, the Company settled $19,655 of outstanding debt.

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

A continuity of the Company’s outstanding stock options for the years ended December 31, 2020 and 2019 is presented below:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2018	4,565,000	0.13
Granted	3,800,000	0.13
Expired	(115,000)	0.10
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	4,070,000	0.07
Exercised	(320,000)	0.06
Expired	(100,000)	0.19
Outstanding, December 31, 2020	11,900,000	0.11

At December 31, 2020, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
900,000	$0.18	March 26, 2021	900,000
1,000,000	$0.12	September 15, 2022	1,000,000
2,450,000	$0.12	October 24, 2023	2,450,000
3,800,000	$0.12	September 19, 2024	3,800,000
2,150,000	$0.06	July 13, 2025	2,150,000
1,600,000	$0.08	December 17, 2022	1,600,000
11,900,000			11,900,000

As at December 31, 2020, the weighted average remaining contractual life of outstanding stock options is 3.02 years. The aggregate intrinsic value of the stock options at December 31, 2020 is $Nil (2019 - $Nil).

For the year ended December 31, 2020, the Company recognized $246,255 (2019 - $379,225) in stock-based compensation expense for options granted and vested. At December 31, 2020 and 2019, the Company has no unrecognized compensation expense related to stock options.

The fair values for stock options granted have been estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.17%	1.61%
Expected life (years)	3.5	5.00
Expected volatility	255%	278%
Dividend yield	0%	0%
Weighted average fair value per share	$0.10	$0.12

13.	Warrants

A continuity of the Company’s outstanding share purchase warrants for the years ended December 31, 2020 and 2019 is presented below:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2018	17,498,532	0.25
Issued	1,891,429	0.30
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	34,130,133	0.09
Expired	(17,654,782)	0.25
Outstanding, December 31, 2020	35,865,312	0.10

At December 31, 2020, the Company had the following outstanding share purchase warrants:

Outstanding	Exercise Price	Expiry Date
38,462	0.30	May 1, 2021
1,696,717	0.30	September 30, 2021
15,000,000	0.09	June 19, 2022
9,185,667	0.09	July 31, 2022
3,751,133	0.09	September 4, 2022
173,333	0.09	September 15, 2022
4,010,000	0.09	November 17, 2022
535,000	0.09	June 10, 2023
1,230,000	0.15	June 17, 2023
245,000	0.16	June 17, 2023

35,865,312

As at December 31, 2020, the weighted average remaining contractual life of outstanding warrants is 1.59 years.

On June 19, 2020, in connection with a private placement and debt settlement, the Company issued 15,000,000 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $520,941 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 282%, risk-free interest rate - 0.19% and an expected remaining life - 2.0 years.

On July 31, 2020, in connection with a private placement, debt settlement, and units issued for services, the Company issued 9,185,667 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $410,666 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 260%, risk-free interest rate - 0.11% and an expected remaining life - 2.0 years.

On September 4, 2020, in connection with a private placement, the Company issued 3,751,133 warrants, of which 149,800 were broker warrants, with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $163,621 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 260%, risk-free interest rate - 0.13% and an expected remaining life - 2.0 years.

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

On November 17, 2020, in connection with a private placement and debt settlement, the Company issued 4,010,000 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $185,012 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 251%, risk-free interest rate - 0.22% and an expected remaining life - 2.0 years.

On December 10, 2020, in connection with a private placement units issued for services, the Company issued 535,000 warrants with an exercise price of $0.12 CAD (approximately US$0.09) per warrant and a contractual life of 2.5 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $25,211 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 250%, risk-free interest rate - 0.17% and an expected remaining life - 2.5 years.

On December 17, 2020, in connection with a private placement, debt settlement and units issued for services, the Company issued 1,475,000 warrants, of which 245,000 were broker warrants, with an exercise price of $0.20 CAD (approximately US$0.16) per warrant and a contractual life of 3 years. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $110,098 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 250%, risk-free interest rate - 0.19% and an expected remaining life - 2.5 years.

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2019	$79,458
Issued during the period	1,924,903
Change in fair value of derivative	(199,789)
Balance, December 31, 2020	$1,804,572

14.	Restricted Stock Units

During the year ended December 31, 2020, the Company granted 2,425,000 (2019 - 585,000) restricted stock units (“RSUs”) as consideration for management and consulting contracts. The RSUs were valued at $164,300 (2019 - $58,500) based on the fair market value of the closing price of the common stock of the Company at the grant date and are recognized evenly over the vesting period. Within 30 days of vesting, the RSUs are exchanged for shares of common stock of the Company.

For the year ended December 31, 2020, the Company recognized $164,300 (2019 - $58,500) in stock-based compensation expense for RSUs granted and vested. At December 31, 2020 and 2019, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2018	–	–
Granted	585,500	0.10
Vested	(585,500)	0.10
Balance, December 31, 2019	–	$–
Granted	2,425,000	0.07
Vested	(2,425,000)	0.07
Balance, December 31, 2020	–	–

15.	Related Party Transactions

At December 31, 2020, accounts payable and accrued liabilities included $117,000 (2019 - $58,438) due to related parties. The amounts are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2020, management fees of $502,452 (2019 - $482,429) and director fees of $12,769 were incurred to related parties.

During the year ended December 31, 2020, the Company issued 3,060,000 units for the settlement of accounts payable owed to related parties in the amount of $183,600 CAD (US$135,415), resulting in no gain or loss. Refer to Note 12.

16.	Segment Information

During the years ended December 31, 2020 and 2019, the Company’s operations were in the resource industry in Bulgaria, and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments included, a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

For the year ended December 31, 2020
	Bulgaria	North America		Turkey		Total
Revenue
Oil and natural gas sales	$–	$–		$2,584,266			$2,584,266
				2,584,266			2,584,266
Cost and expenses
Production	–	–		2,378,626			2,378,626
Depletion	–	–		239,002			239,002
Depreciation	–	–		37,633			37,633
Accretion of asset retirement obligation	–	–		377,197			377,197
Stock-based compensation	–	410,555		-			410,555
General and administrative	6,791	1,368,410		977,182			2,352,383
Total (recovery) expenses	$6,791	$1,778,965		$4,009,640			$5,795,396

Income (loss) before other income (expenses)	$(6,791)	$(1,778,965)		$(1,425,374)			$(3,211,130)
Other income (expenses)
Interest income	-	-		13,026			13,026
Interest expense	(172)	(70,075)		(14,853)			(85,100)
Accretion of convertible debt discount	-	(34,586)		-	_		(34,586)
Other income (expense)	2,513	-	_	-	_		2,513
Foreign exchange gain (loss)	(3,576)	(1,644)		63,416			58,196
Loss on debt settlement	-	(22,406)		-			(22,406)
Change in fair value of derivative liability	-	(199,789)		-			(199,789)
Provision for loan receivable	(54,008)	-		-			(54,008)
Total other income (expense)	$(55,243)	$(328,500)		$61,589			$(322,154)

Net income (loss)	$(62,034)	$(2,107,465)		$(1,363,785)			$(3,533,284)

Long-lived assets	$3,122,443	$–		$2,364,493		$	$ 5,486,936

For the year ended December 31, 2019
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$3,915,799	$3,915,799

Cost and expenses
Production	–	–	2,593,180	2,593,180
Depletion	–	–	302,094	302,094
Depreciation	–	–	76,413	85,633
Accretion of asset retirement obligation	–	–	417,965	417,965
Stock-based compensation	–	437,725	–	437,725
General and administrative	(748)	712,872	1,069,735	1,781,859
Total (recovery) expenses	$(748)	$1,150,597	$4,459,387	$5,609,236

Income (loss) before other income (expenses)	$748	$(1,150,597)	$(543,588)	$(1,693,437)
Other income (expenses)
Interest income	–	–	29,780	29,780
Interest expense	–	(44,628)	–	(44,628)
Accretion of convertible debt discount	–	(6,101)	–	(6,101)
Other income (expense)	–	–	60,637	60,637
Foreign exchange gain (loss)	–	(16,537)	12,305	(4,232)
Loss on debt settlement	–	(28,010)	–	(28,010)
Change in fair value of derivative liability	–	2,498	–	2,498
Total other income (expense)	$–	$(92,778)	$102,722	$9,944

Net income (loss)	$748	$(1,243,375)	$(440,866)	$(1,683,493)

Long-lived assets	$3,155,904	$–	$2,560,413	$5,716,317

17.	Income Taxes

The Company has net operating losses carried forward of $21,364,582 available to offset taxable income in future years which expire beginning in fiscal 2025.

The Company is subject to United States federal and state income taxes at a rate of 21% in 2020 (2019 - 21%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020	2019
Benefit at statutory rate	$(741,990)	$(353,534)
Permanent differences and other	(86,216)	(91,922)
Valuation allowance change	828,206	445,456
Income tax provision	$–	$–

The significant components of deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Net operating losses carried forward	$4,486,562	$3,744,572
Oil and gas properties	77,556	77,556
Stock compensation expense	1,228,834	1,142,618
Other	233	233
Total deferred income tax assets	5,793,185	4,964,979
Valuation allowance	(5,793,185)	(4,964,979)
Net deferred income tax asset	$–	$–

18.	Subsequent Events

On March 8, 2021 we closed a non-brokered private placement offering in Canada (the “Canadian Offering”) at a price of CAD $0.06 per each Unit. Each Unit is comprised of one (1) common share of the Company (the “Common Shares” and each a “Common Share”) and a warrant to purchase one-half of one (1/2) Common Share (the “Warrants” and each a “Warrant”). A Warrant to purchase one (1) Common Share entitles the holder to purchase one Common Share at a price of CAD $0.10 for a period of 24 months from the closing of the Canadian Offering. 8,015,832 Units were sold in the Canadian Offering which generated gross proceeds of CAD $480,950 (USD $384,760).

On March 8, 2021, the Company also closed a non-brokered private placement offering in the U.S. (the “U.S. Offering”) at a price of USD $0.05 per each Unit. Each Unit is comprised of one (1) Common Share and a warrant to purchase one-half of one (1/2) Common Share (the “Warrants” and each a “Warrant”). A Warrant to purchase one (1) Common Share entitles the holder to purchase one Common Share at a price of USD $0.08 for a period of 24 months from the closing date of the U.S. Offering. 4,716,160 Units were sold in the U.S. Offering which generated gross proceeds of USD $235,808.

On March 8, 2021, the Company settled a total of CND $265,000 (USD $212,000) in outstanding debt through the issuance to certain creditors of 4,416,667 debt units (the “Debt Units” and each a “Debt Unit”), at a price of CAD $0.06 per Debt Unit (the “Debt Settlement”). Each Debt Unit issued in the Debt Settlement consists of one (1) Common Share and a warrant to purchase one (1) Common Share (the “Warrants” and each a “Warrant”). A Warrant to purchase one (1) Common Share entitles the holder to purchase one Common Share at a price of CAD $0.10 for a period of 24 months from the date of entry into the Debt Settlement.

On March 8, debt in the principal amount of $85,410 ($112,500 CAD) was converted by the holder to 1,500,000 units. Each unit consists of one share and one warrant; each warrant can acquire one share at an exercise price of $0.12 CAD per share, (approximately US$0.09 per share) at a conversion price of $0.075 CAD per unit (approximately US$0.06 per unit.

On March 8, 2021, the Company entered into a loan agreement (the “Loan Agreement”) in respect of a loan with an arm’s length third party (the “Lender”) in the amount of USD $500,000 (the “Loan”). The Loan has a term of one (1) years from the disbursement date under the Loan (the “Maturity Date”) and shall bear interest at a rate of 15% per annum. Pursuant to the terms of the Loan Agreement the Company may prepay the Loan in whole or in part without any notice or penalty, except that in the event the Company repays the Loan prior to the Maturity Date, the interest paid by the Company to the Lender shall equal no less than USD $37,500 (the “Minimum Interest”). If the Company has not paid the Minimum Interest, such amount shall be paid to the Lender to provide the Lender with an interest total equal to the Minimum Interest. In the event the Borrower has already paid the Minimum Interest amount at the time of repayment, no further interest payment shall be necessary other than amounts accrued pursuant to the Loan. In connection with the Loan Agreement, the Company issued 1,000,000 common share purchase warrants to the lender, exercisable at $0.16 per warrant for a period of two years.

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

Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir also may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, revisions to existing reserves estimates may occur from time to time. Although every reasonable effort is made to ensure reserves estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures. Proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. We engaged GLJ Consultants to prepare our reserves estimates in Turkey.

The following unaudited schedules are presented in accordance with required disclosures about oil and natural gas producing activities to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

All of our proved reserves are located in Turkey and all prices are held constant in accordance with SEC rules.

Oil and natural gas prices used to estimate reserves were computed by applying the volume-weighted, arithmetic average of the closing price on the first day of each month for the 12-month period prior to December 2020 and 2019. The oil and natural gas prices used to estimate reserves are shown in the table below.

	12- Month Average Price
	Oil per (Bbl)	Natural Gas per (Mcf)
Turkey
2020	$42.00	$2.03
2019	$66.21	$3.07

The following table sets forth our estimated net proved reserves, including changes therein, and proved developed reserves:

Disclosure of reserves quantities

	Oil per (Bbl)		Gas per (Mcf)		Oil per Boe
Proved producing reserves
January 1, 2020	204,000		10,100,000		1,887,333
Purchased		_		_		_
Production	(43,209)		(128,223)		(64,580))
Revisions of estimates	30,209		153,223		55,746
December 31, 2020	191,000		10,125,000		1,878,500

Proved developed reserves
December 31, 2020
Proved developed producing	191,000		10,125,000		1,878,500
Proved developed non-producing		_		_		_
Total	191,000		10,125,000		1,878,500

	Oil per (Bbl)	Gas per (Mcf)	Oil per Boe
Proved producing reserves
January 1, 2019	152,574	933,751	308,199
Purchased	–	–	–
Production	(46,262)	(137,392)	(69,161)
Revisions of estimates	97,688	9,303,641	1,648,295
December 31, 2019	204,000	10,100,000	1,887,333

Proved developed reserves
December 31, 2019
Proved developed producing	204,000	10,100,000	1,887,333
Proved developed non-producing	–	–	–
Total	204,000	10,100,000	1,887,333

Standardized measure of discounted future net cash flows

The Standardized Measure relating to estimated proved reserves as of December 31, 2020 is shown in the table below. In our calculation of Standardized Measure, we have utilized statutory tax rates of 22% for Turkey. GLJ Petroleum Consultants did not estimate the Standardized Measure or future income tax expense.

As of and for the year ended December 31,	2020	2019
(in thousands)
Future cash inflows	84,275	$101,433
Future production costs	(17,100)	(19,751)
Future development costs	(22,874)	(23,383)
Future income tax expense	(14,778)	(11,364)
Future net cash flows	29,523	46,935
10% annual discount for estimated timing of cash flows	(2,721)	(11,641)
Standardized measure of discounted future net cash flows related to proved reserves	$26,802	$35,294

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows:

As of and for the year ended December 31,	2020		2019
(in thousands)
Balance, beginning of period	35,294		3,785
Additions during the year		_	–
Net change in sales and transfer prices and in production (lifting) costs related to future production	(12,675)		29,616
Changes in estimated future development costs	170		(19,481)
Sales and transfers of oil and gas produced during the period	(81,682)		(1,311)
Previously estimated development costs incurred during the period		_	–
Net change due to revisions in quantity estimates	1,881		27,765
Accretion of discount	2,851		3,886
Other	79,049		(1,743)
Net change in income taxes	1,914		(7,223)
Balance, end of period	$26,802		35,294

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

Therefore, we believe that our consolidated financial statements contained in our Form 10-K for the year ended December 31, 2020 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in “Internal Control - Integrated Framework”.

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

Based on this assessment, our management concluded that, as of December 31, 2020, our internal controls over financial reporting were effective based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table and information that follows sets forth the names and positions of our directors and executive officers as of December 31, 2020:

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

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent (10%) of our equity securities (“10% shareholders”), to file reports of ownership and changes in ownership with the Commission. Executive officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We have received copies of such forms from our executive officers and directors. During the fiscal year ended December 31, 2020, these filings were made on a timely basis by our executive officers, directors and 10% shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

(a)	the person(s) serving as our Company’s principal executive officer during the year ended December 31, 2020;

(b)	each of our company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2020, and whose total compensation exceeds $100,000 per; and

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary and management fees ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Arthur Halleran	2020	$151,329	–	51,000	17,920	–	220,249
President & CEO	2019	$157,429	–	15,000	119,755	–	292,184

David M. Thompson	2020	44,769	–	37,500	17,920	–	87,420
Chief Financial Officer	2019	75,000	–	12,500	79,837	–	167,337

Notes

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.

Outstanding Equity Awards as of December 31, 2020

The following table summarizes the outstanding equity awards as of December 31, 2020 for each of our Named Executive Officers:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
Arthur Halleran*	100,000	-		-		0.18	March 26, 2021
	500,000	–		–		0.12	September 15, 2022
	350,000	–		–		0.12	October 24, 2023
	1,200,000	–		–		0.13	September 19, 2024
	320,000					0.06	July 31, 2025

David M. Thompson*	100,000	–		–		0.18	March 26, 2021
	300,000	–		–		0.12	September 15, 2022
	350,000	–		–		0.12	September 15, 2022
	800,000	–		–		0.13	September 19, 2024
	320,000		_		_	0.06	July 31, 2025

*Includes management and board options

Compensation of Directors

The table below summarizes all compensation of our directors for the year ended December 31, 2020, other than Arthur Halleran and David M. Thompson, whose compensation is included in the executive compensation table above:

Name	Fees earned or paid in cash ($)		Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Barry Wood		_	3,000	17,920	–	12,769	33,689
Kubilay Yildirim		_	6,000	37,520			43,520

(1)	These columns represent the grant date fair value of stock options (or other stock-based awards) granted.

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

On 10th September 2020 the Company entered into an amendment agreement with Arthur Halleran amending the terms of the previous agreement date 18th September 2017. Pursuant to the amendment agreement, the monthly salary increased to US$13,000 per month. After the spudding of the first well this would increase to US$20,000 per month and following the completion of phase III of the programme this would further increase to US$28,000 per month.

The Company would issue 750,000 RSU as a signing bonus under the 2013 incentive equity plan at a deemed CAD0,075 per share. Additionally 100,000 fully vested RSU on the anniversary of the agreement. If the company achieves a cash financing of US$5 million the Company shall issue Halleran an additional 250,000 fully vested RSU plus US$25,000 for each US$5,000,000 raised. Upon spudding of the first well the Company shall award Halleran with 250,000 fully vested RSU and an additional 250,000 RSU on each anniversary of the spud date. Should the company enter into any non-financing agreement during the term such as a Royalty agreement or Joint Venture which will allow SASB Phase III work programme to commence then the Company will award Halleran a cash bonus of US$100,000.

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

On 10th September 2020 the Company entered into an amendment agreement with David Thompson amending the terms of the previous agreement date 18th September 2017. Pursuant to the amendment agreement, the monthly salary increased to US$10,000 per month. After the spudding of the first well this would increase to US$18,000 per month and following the completion of phase III of the programme this would further increase to US$25,000 per month.

The Company would issue 500,000 RSU as a signing bonus under the 2013 incentive equity plan at a deemed CAD0,075 per share. Additionally 75,000 fully vested RSU on the anniversary of the agreement. If the company achieves a cash financing of US$5 million the Company shall issue Thompson an additional 250,000 fully vested RSU plus US$20,000 for each US$5,000,000 raised. Upon spudding of the first well the Company shall award Thompson with 250,000 fully vested RSU and an additional 250,000 RSU on each anniversary of the spud date. Should the company enter into any non-financing agreement during the term such as a Royalty agreement or Joint Venture which will allow SASB Phase III work programme to commence then the Company will award Thompson a cash bonus of US$75,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of December 31, 2020 regarding the beneficial ownership of our common stock by:

●	each person who is known by us to beneficially own more than 5% of our shares of common stock known to us; and

●	each Named Executive Officer, each director and all of our directors and Named Executive Officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 125,339,156 shares of common stock outstanding as of December 31, 2020.

For the purposes of the information provided below, (i) shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following December 31, 2020, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

	As of December 31, 2020
Name and Address of Beneficial Owner	Shares		Percent(1)
Parvez Tyab Family Trust 1034-55 Stewart St. Toronto, Ontario, Canada	15,730,000	(2)	13%
Arthur Halleran PO Box 1476, 6189 Lind Lake Pit Rd, Fort St. James, BC, V0J 1P0	12,080,151	(2)	10%
David Thompson 2200 Ross Ave., Suite 4500E, Dallas, TX 75201	6,245,000	(2)	5%
Barry Wood	1,070,000	(2)	1%
Kubilay Yildirim	1,500,000	(2)	1%
Named Executive Officers and Directors as a Group	20,895,151	(2)	17%

Notes

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of common shares actually outstanding on December 31, 2020.

(2)	Includes warrants, restricted stock units and/or options to acquire common stock exercisable within 60 days, as follows: Parvez Tyab Family Trust – 3,850,000 warrants; Arthur Halleran – 2,560,000 warrants and 2,470,000 options; David Thompson – 500,000 warrants and 1,870,000 options; Barry Wood – 620,000 options; Kubilay Yildirim – 1,320,000 options.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Harbourside CPA, LLP (“Harbourside”) served as our independent registered public accounting firm for the year ended December 31, 2020 and 2019. The following table shows the aggregate fees billed to us for these years by Harbourside and Whitley Penn.

	2020	2019
Audit fees	$45,000	$65,000
Audit related fees	–	–
Tax fees	–		_
All other fees	–	–
Total	$45,000	$65,000

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
Date: March 31, 2021

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ Arthur Halleran
Arthur Halleran
President, Chief Executive Officer and a Director
Date: March 31, 2021

By:	/s/ David Thompson
David Thompson
Chief Financial Officer
Date: March 31, 2021

By:	/s/ Barry Wood
Barry Wood
Director
Date: March 31, 2021

