Form 10-Q
period 2021-03-31
Trillion Energy International Inc.
filed 2021-05-17
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 154,396,643 shares of common stock outstanding as of May 17, 2021.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,320,802	$202,712
Receivables	909,823	773,311
Prepaid expenses and deposits	394,747	24,302
Note receivable	-	-
Total current assets	2,625,372	1,000,325
Oil and gas properties, net	5,274,550	5,346,916
Property and equipment, net	117,617	128,257
Restricted cash	10,758	11,763
Total assets	$8,028,297	$6,487,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,438,201	$1,496,510
Loans payable - current	776,017	549,424
Operating lease liability - current	10,836	12,116
Total current liabilities	2,225,054	2,058,050
Asset retirement obligation	4,110,890	4,010,624
Loans payable – long term	6,520	17,730
Convertible debt	-	11,027
Derivative liability	10,677,133	1,804,572
Lease liability	22,933	27,693
Total liabilities	17,042,530	7,929,696
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 151,126,843 shares.	1,512	1,253
Additional paid-in capital	29,506,010	27,508,468
Stock subscriptions and stock to be issued	-	15,342
Accumulated other comprehensive loss	(572,789)	(490,172)
Accumulated deficit	(37,948,966)	(28,477,326)
Total stockholders’ equity	(9,014,233)	(1,442,435)
Total liabilities and stockholders’ equity	$8,028,297	$6,487,261

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended
	March 31
	2021	2020
Revenue
Oil and natural gas sales	$944,562	$631,562
Cost and expenses
Production	632,501	606,354
Depletion	69,219	66,451
Depreciation	7,007	7,702
Accretion of asset retirement obligation	100,266	90,836
Stock based compensation	36,900	-
General and administrative	567,773	343,918
Total expenses	1,413,666	1,115,261
Loss before other income (expenses)	(469,104)	(483,699)
Other income (expenses)
Interest expense	(44,688)	(26,310)
Interest income	1,974	5,580
Finance cost	(11,299)	-
Foreign exchange gain (loss)	(66,445)	11,014
Other income (expense)	(36)	-
Loss on debt extinguishment	(151,446)	-
Change in fair value of derivative liability	(8,730,596)	65,587
Total other income (expenses)	(9,002,536)	55,871
Net loss for the period	$(9,471,640)	$(427,828)

Loss per share	$(0.07)	$(0.00)
Weighted average number of shares outstanding	130,517,223	87,628,823

Other comprehensive loss
Foreign currency translation adjustments	$(82,617)	$(118,920)
Comprehensive loss	$(9,554,257)	$(546,748)

See accompanying condensed notes to these unaudited interim condensed consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Stock subscriptions received	–	–	–	1,881	–	–	1,881
Currency translation adjustment	–	–	–	–	(118,920)	–	(118,920)
Net loss	–	–	–	–	–	(427,828)	(427,828)
Balance, March 31, 2020	87,628,823	$876	$27,031,125	$24,933	$(430,024)	$(25,371,870)	$1,255,040

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2020	125,339,156	$1,253	$27,508,468	$15,342	$(490,172)	$(28,477,326)	$(1,442,435)
Issuance of common stock	12,921,992	129	244,362	(15,342)	-	-	229,149
Stock issued for debt settlement	4,816,667	48	98,398	-	-	-	98,446
Stock issued for services	1,684,428	17	396,091	-	-	-	396,108
Restricted stock unit grants and vesting	150,000	2	36,898	-	-	-	36,900
Warrants exercised	3,304,600	33	330,427	-	-	-	330,460
Options exercised	750,000	8	136,777	-	-	-	136,785
Conversion of debentures	2,160,000	22	601,838	-	-	-	601,860
Warrants issued for loan	-	-	152,751	-	-	-	152,751
Currency translation adjustment	-	-	-	-	(82,617)	-	(82,617)
Net loss	-	-	-	-	-	(9,471,640)	(9,471,640)
Balance, March 31, 2021	151,126,843	$1,512	$29,506,010	$-	$(572,789)	$(37,948,966)	$(9,014,233)

See accompanying notes to unaudited interim condensed consolidated financial statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss for the period	$(9,471,640)	$(427,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	69,219	66,451
Depreciation	7,007	7,702
Accretion of asset retirement obligation	100,266	90,836
Accretive interest	36,605	6,816
Interest from loans payable	13,707	13,486
Non-cash interest expense	-	(3,385)
Stock based compensation	36,900	-
Stock issued for services	396,108	-
Unrealized foreign exchange gain	-	(2,082)
Change in fair value of derivative liability	8,730,596	(65,587)
Loss on extinguishment of debt	151,446	-
Changes in operating assets and liabilities:
Receivables	(287,087)	268,074
Prepaid expenses and deposits	(393,822)	(2,433)
Accounts payable and accrued liabilities	354,536	(43,861)
Net cash used in operating activities	(256,159)	(91,811)
Investing activities:
Property and equipment additions	(343)	(78,549)
Oil and natural gas properties expenditures	(400)	(3,070)
Net cash used in investing activities	(743)	(81,619)
Financing activities:
Proceeds from stock subscriptions received	629,945	1,881
Proceeds from exercise of options	27,357	-
Proceeds from the exercise of warrants	330,460	-
Proceeds from loans payable	500,000	79,297
Repayments of loans payable	(101,294)	(6,724)
Lease payments	(3,047)	-
Net cash provided by financing activities	1,383,421	74,454
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,434)	(118,920)
Change in cash and cash equivalents and restricted cash	1,117,085	(217,896)
Cash and cash equivalents and restricted cash at beginning of period	214,475	959,923
Cash and cash equivalents and restricted cash at end of period	$1,331,560	$742,027

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$1,320,802	$647,173
Restricted cash, end of period	10,758	94,854
Cash, cash equivalents and restricted cash, end of period	$1,331,560	$742,027

Non-cash investing and financing activities:
Operating lease right-of-use asset addition	$-	$57,919
Interest paid on credit facilities	$4,033	$3,321
Stock issued for debt settlement	$98,446	$-
Stock issued for services	$396,108	$-
Stock issued for debt conversion	$601,860	$-

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

The consolidated balance sheet at December 31, 2020, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Trillion Energy International Inc.. All intercompany accounts, transactions and profits were eliminated in consolidation.

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

(e) New Accounting Pronouncements

Any recent accounting pronouncements issued by FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s interim condensed consolidated financial statements.

3.	Restricted Cash

The restricted cash relates to drilling bonds provided to GDPA (General Directorate of Petroleum Affairs) for the exploration licenses due to Turkish Petroleum Law. The amounts are for 2% of the annual work budget of the different Turkish licenses which is submitted to GDPA on an annual basis.

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2019	$3,115,904	$2,458,391	$5,574,295
Expenditures	-	5,084	5,084
Depletion	-	(239,002)	(239,002)
Foreign currency translation change	6,539	-	6,539
December 31, 2020	3,122,443	2,224,473	5,346,916
Expenditures	-	400	400
Depletion	-	(69,219)	(69,219)
Foreign currency translation change	(3,547)	-	(3,547)
March 31, 2021	$3,118,896	$2,155,654	$5,274,550

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

The Cendere Field is a long-term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 144 bopd (barrels oil per day) net to the Company.

At March 31, 2021, the Cendere field was producing 144 barrels of oil per day, net to the PPE Turkey Companies; and averaged 144 barrels of oil equivalent per day during first three months of 2021 net to the PPE Turkey Companies. The field started to produce water during the first year of production.

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

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2020	$4,759	$–	$40,357	$45,116
Additions	57,919	85,319	387	143,625
Depreciation	(11,999)	(17,064)	(8,570)	(37,633)
Disposals	–	–	(11,981)	(11,981)
Foreign currency translation change	(10,870)	–	–	(10,870)
December 31, 2020	39,809	68,255	20,193	128,257
Additions	-	343	-	343
Depreciation	(2,063)	(3,430)	(1,514)	(7,007)
Disposals	-	-	-	-
Foreign currency translation change	(3,976)	-	-	(3,976)
March 31, 2021	$33,770	$65,168	$18,679	$117,617

6.	Loans Payable

As at	March 31, 2021	December 31, 2020
Unsecured, interest bearing loans at 10% per annum	$138,012	$184,235
Unsecured, interest bearing loans at 12% per annum	229,845	309,806
Unsecured, interest bearing loans at 15% per annum	358,548	-
Unsecured, interest bearing loan at 20.5% per annum	30,206	41,533
Unsecured, interest bearing loan at 13.25% per annum	19,971	25,625
Non-interest bearing loans	5,955	5,955
Total loans payable	782,537	567,154
Current portion of loans payable	(776,017)	(549,424)
Long term portion of loans payable	$6,520	$17,730

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

On March 4, 2021, the Company received $500,000 from a third party (the “Lender”) repayable in one year from the date of disbursement. The amount is subject to an interest at a rate of 15% per annum. The Company granted 1,000,000 common share purchase warrants to the lender in conjunction with the loan. The warrants expire in two years and have an exercise price of $0.16 per warrant. The fair value of the share purchase warrants has been accounted as a debt issuance cost and offset against the loan and will be recognized as financing cost over the term of the loan. The fair value of the warrants was determined to be $152,751 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 229%, risk-free interest rate - 0.08% and an expected remaining life – 2.00 years. During the three months ended March 31, 2021, the Company recognized $11,299 as financing cost and an accrued interest of $5,548.

7.	Leases

The Company leases certain assets under lease agreements. On January 1, 2020 the Company entered into a one-year lease for office space, which the Company elected the short-term lease measurement and recognition exemption. On January 3, 2020 the Company entered into a five-year lease for an office space that was classified as an operating lease on recognition.

During the three months ended March 31, 2021, the Company recognized operating lease expense of $6,907 (2020- 11,843) which is included in general and administrative expenses. As of March 31, 2021, the Company’s leases had a weighted average remaining lease term of 3.75 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	March 31, 2021	December 31, 2020
Beginning balance	$39,809	$4,759
Additions, cost	-	57,919
Amortization	(2,063)	(11,999)
Foreign currency translation change	(3,976)	(10,870)
Net book value	$33,770	$39,809

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

As at March 31, 2021, the Company’s lease liability is as follows:

Lease liability	March 31, 2021	December 31, 2020
Current portion of operating lease liabilities	$10,836	$12,116
Long-term portion of operating lease liabilities	22,933	27,693
	$33,769	$39,809

Future minimum lease payments to be paid by the Company as a lessee as of March 31, 2021 are as follows:

Operating lease commitments and lease liability
Remainder of 2021	$8,127
2022	10,836
2023	10,836
2034	10,836
Total future minimum lease payments	40,635
Discount	(6,866)
Total	$33,769

8.	Asset Retirement Obligations

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

The following is a continuity of the Company’s asset retirement obligations:

	March 31, 2021	December 31, 2020

Asset retirement obligations at beginning of period	$4,010,624	$3,633,427
Accretion expense	100,266	377,197
Change in estimate	-	-
Asset retirement obligations at end of period	$4,110,890	$4,010,624

9.	Convertible Debentures

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

On March 8, 2021, the Company amended the terms of the convertible debentures such that any warrants issued with the units upon the conversion of the debentures is exercisable at US$0.10 per share.

On March 8, 2021, the debt in the principal amount of $89,198 ($112,500 CAD) was converted to 1,500,000 units with a fair value of $439,485. The Company recognized a loss on extinguishment of debt of $52,904.

On March 30, 2021, the debt in the principal amount of $29,528 ($37,500 CAD) and an accrued interest of $12,000 was converted to 660,000 units with a fair value of $162,360. The company recognized a loss on extinguishment of debt of $26,437.

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2020	$48,033	$79,458	$127,491
Extinguished during the period	(60,213)	(30,051)	(90,264)
Re-issued during the period	120,295	-	120,295
Allocated to derivative	(120,295)	120,295	-
Accretion	34,586	-	34,586
Change in fair value of derivative	-	(81,713)	(81,713)
Conversion	(9,870)	(7,647)	(17,517)
Foreign currency translation change	(1,509)	-	(1,509)
Balance, December 31, 2020	11,027	80,342	91,369
Accretion	19,943	-	19,943
Converted to units	(30,970)	(80,342)	(111,312)
Balance, March 31, 2021	$-	$-	$-

10.	Common Stock

For the three months ended March 31, 2021

On March 8, 2021, the Company closed a non-brokered private placement financing for aggregate gross proceeds of $481,350 CAD (approximately US$400,792) (the “March Offering”). Under the March Offering, the Corporation issued an aggregate of 8,015,832 units, at a price of $0.06 CAD per unit (approximately US$0.05 per unit). Each unit was comprised of one Common Share and one-half of one share purchase warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.10 CAD (approximately $0.08) for a period of 30 months from the closing date. In addition, the Company settled a total of $265,000 CAD (US$220,833) in outstanding debt through the issuance to a creditor of 4,416,667 units, at a price of $0.06 CAD (US$0.05) per unit. Each unit issued in the Debt Settlement consists of one Common Share and one warrant under the same terms as the March Offering.

On March 8, 2021, the Company closed a private placement (the “US Private Placement”) for aggregate proceeds of $235,808 (the US “March Offering”). Under the US Private Placement, the corporation issued an aggregate of 4,716,160 units at a price of $0.05 per unit. Each unit was comprised of one Common Share and one-half of one share purchase warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.08 for a period of 30 months from the closing date.

On March 8, 2021, debt in the principal amount of $112,500 CAD (US$89,198) was converted to 1,500,000 units at $0.075 CAD per unit (approximately US$0.06). Each unit was comprised of one Common Share and one-half of one share purchase warrant. Each unit issued consists of one Common Share and one warrant. Each warrant entitles the holder to purchase one Common Share at a price of US$0.10 for a period of 24 months from the closing date.

On March 30, 2021, debt in the principal amount of $37,500 CAD (US$29,528) and accrued interest of $12,000 CAD (US$9,478) was converted to 660,000 units at $0.075 CAD per unit (approximately US$0.06). Each unit was comprised of one Common Share and one-half of one share purchase warrant. Each unit issued consists of one Common Share and one warrant. Each warrant entitles the holder to purchase one Common Share at a price of US$0.10 for a period of 24 months from the closing date.

On March 30, 2021, the Company granted 150,000 restricted share units which vested immediately. In connection with the grant, 150,000 Common Shares with a fair value of $36,900 were issued.

On March 30, 2021, the Company issued 3,304,600 common shares for the exercise of warrants at $0.10 for gross proceeds of $330,460.

On March 30, 2021, the Company issued 150,000 common shares for the exercise of options at $0.18 for gross proceeds of $27,358. In addition, the Company also issued 600,000 common shares for the exercise of options. In lieu of cash, the Company settled $109,427 of outstanding debt.

On March 30, 2021, the Company issued 400,000 common shares with a fair value of $98,400 to settle long-term notes payable in the amount of $38,062. The Company recognized the loss on settlement of debt of $60,338.

On March 30, 2021, the Company issued 1,684,428 common shares with a fair value of $396,108 for services provided.

On March 30, 2021, the Company issued 190,000 Common Shares at $0.06 CAD per share for subscriptions received during the year ended December 31, 2020.

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

On December 17, 2020, the Company issued 320,000 for the exercise of stock options. In lieu of cash, the Company settled $19,655 of outstanding debt.

11.	Stock Options

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	4,070,000	0.07
Exercised	(320,000)	0.06
Expired	(100,000)	0.19
Outstanding, December 31, 2020	11,900,000	0.11
Granted	-	-
Exercised	(750,000)	0.18
Expired	(150,000)	0.18
Outstanding, March 31, 2021	11,000,000	$0.10

At March 31, 2021, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	0.12	September 19, 2024	3,800,000
2,150,000	$0.06	July 31, 2025	2,150,000
1,600,000	0.08	December 17, 2022	1,600,000
11,000,000			11,000,000

As of March 31, 2021, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 3.99 years. The aggregate intrinsic value of the stock options at March 31, 2021 is $Nil.

For the three months ended March 31, 2021, the Company did not recognize any stock-based compensation expense (2020 - $246,255) for options granted and vested. At March 31, 2021, the Company has no unrecognized compensation expense related to stock options.

12.	Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	34,130,133	0.09
Expired	(17,654,782)	0.25
Outstanding, December 31, 2020	35,865,312	0.10
Issued	13,942,663	0.09
Exercised	(3,304,600)	0.09
Expired	-	-
Outstanding, March 31, 2021	46,503,375	$0.07

At March 31, 2021, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price	Expiry Date
38,462	0.30 USD	May 1, 2021
1,696,717	0.30 USD	September 30, 2021
14,100,000	0.12 CAD	June 19, 2022
9,185,667	0.12 CAD	July 31, 2022
3,696,533	0.12 CAD	September 4, 2022
173,333	0.12 CAD	September 15, 2022
1,660,000	0.12 CAD	November 17, 2022
535,000	0.12 CAD	June 10, 2023
1,230,000	0.20 CAD	June 17, 2023
245,000	0.20 CAD	June 17, 2023
1,500,000	0.10 USD	September 8, 2023
4,007,916	0.10 CAD	September 8, 2023
4,416,667	0.12 CAD	September 8, 2023
1,000,000	0.16 USD	March 8, 2023
660,000	0.10 USD	September 30, 2023
2,358,080	0.08 USD	September 30, 2023
46,503,375

The weighted average remaining contractual life of outstanding warrants as at March 31, 2021 is 1.61 years.

The Company’s warrants which are exercisable in Canadian dollars are considered to be derivative financial instruments as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Under US GAAP, the Company is required to present these warrants as derivative liabilities on the balance sheet and to measure them at fair value at the end of each reporting period. As at March 31, 2021, the balance of the derivative liability associated with these warrants is $10,677,133.

On March 8, 2021, in connection with a private placement of units, the Company issued 4,007,916 warrants with an exercise price of $0.10 CAD (approximately US$0.08) per warrant and a contractual life of 30 months. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $400,712 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 234%, risk-free interest rate - 0.34% and an expected remaining life - 2.5 years.

On March 8, 2021, in connection with a debt settlement, the Company issued 4,416,667 warrants with an exercise price of $0.12 CAD (approximately US$0.10) per warrant and a contractual life of 30 months. As the warrants have an exercise price denominated in a currency other than the Company’s functional currency, they are derivative financial instruments measured at fair value at the end of each reporting period. The fair value of the derivative warrants on issuance was determined to be $220,789 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 234%, risk-free interest rate - 0.34% and an expected remaining life - 2.5 years.

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2020	$1,804,572
Issued during the period	621,500
Extinguished during the period	(479,535)
Change in fair value of derivative	8,730,596
Balance, March 31, 2021	$10,677,133

13.	Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 150,000 restricted stock units (“RSUs”) as consideration for management and consulting contracts. The RSUs were valued at $36,900 based on the fair market value of the closing price of the common stock of the Company at the grant date and are recognized evenly over the vesting period.

For the three months ended March 31, 2021, the Company recognized $36,900 (2020 – $Nil) in stock-based compensation expense for RSUs granted and vested. At March 31, 2021, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2019	–	$–
Granted	2,425,000	0.10
Vested	(2,425,000)	0.10
Balance, December 31, 2020	-	–
Granted	150,000	0.25
Vested	(150,000)	0.25
Balance, March 31, 2021	-	-

14.	Related Party Transactions

At March 31, 2021, accounts payable and accrued liabilities included $56,107 (December 31, 2020 - $117,000) due to related parties for outstanding management and consulting fees. The amounts are unsecured, non-interest bearing and due on demand. The Company issued 1,416,667 units for the settlement of accounts payable owed to related parties in the amount of $70,833, resulting in no gain or loss and 200,000 common shares pursuant to the options exercised by related parties to settle the accounts payable. Refer to Note 12.

During the three months ended March 31, 2021, included in general and administrative expenses is $29,786 and in respect to directors and management fees.

15.	Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments include a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the three months period ended March 31, 2021

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$944,562	$944,562
Cost and expenses
Production	–	–	632,501	632,501
Depletion	–	–	69,219	69,219
Depreciation	–	–	7,007	7,007
Accretion of asset retirement obligation	–	–	100,266	100,266
Stock based compensation	-	36,900	-	36,900
General and administrative	50	405,232	162,491	567,773
Total expenses	50	442,132	971,484	1,413,666
Loss before other income (expenses)	(50)	(442,132)	(26,922)	(469,104)
Other income (expenses)
Interest expense	–	(44,688)	-	(44,688)
Interest income	–	-	1,974	1,974
Finance cost	–	(11,299)	-	(11,299)
Foreign exchange gain (loss)	188	(30,294)	(36,339)	(66,445)
Other income (expense)	(36)	-	-	(36)
Change in fair value of derivative liability	–	(8,730,596)	–	(8,730,596)
Loss on debt extinguishment	–	(151,446)	–	(151,446)
Total other income (expenses)	(152)	(8,968,323)	34,365	(9,002,536)
Net loss for the period	$102	(9,410,455)	$(61,287)	(9,471,640)

Long lived assets	$3,118,896	$-	$2,273,271	$5,392,167

As at and for the period ended March 31, 2020
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$631,562	$631,562

Cost and expenses
Production	–	–	606,354	606,354
Depletion	–	–	66,451	66,451
Depreciation	–	–	7,702	7,702
Accretion of asset retirement obligation	–	–	90,836	90,836
General and administrative	5,291	112,759	225,868	343,918
Total (recovery) expenses	$5,291	$112,759	$997,211	$1,115,261

Income (loss) before other income (expenses)	$(5,291)	$(112,759)	$(570,600)	$(483,699)
Other income (expenses)
Interest income	–	–	5,580	5,580
Interest expense	(33)	(22,956)	(3,321)	(26,310)
Foreign exchange gain (loss)	200	4,277	6,537	11,014
Change in fair value of derivative Liability	–	65,587	–	65,587

Total other income (expense)	$167	$46,908	$8,796	$55,871

Net Income (loss)	$(5,124)	$(65,851)	$(356,853)	$(427,828)

Long lived assets	$3,066,972	$–	$2,700,327	$5,767,299

16.	Subsequent Events

On April 17, 2021, the Company issued 1,000,000 common shares for the exercise of 1,000,000 warrants at $0.12 CAD. In lieu of cash, debt in the amount of $120,000 CAD was settled.

On April 17, 2021, the Company issued 675,000 common shares for services.

On April 17, 2021, the Company issued 150,000 common shares at $0.06 CAD per share for subscriptions received during the year ended December 31, 2020.

On April 28, 2021, the Company issued 1,414,800 common shares at $0.12 CAD per share for the exercise of 1,414,800 warrants.

On April 28, 2021, the Company issued 30,000 common shares at $0.10 CAD per share for the exercise of 30,000 options.

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

Our MD&A should be read in conjunction with our unaudited financial statements of Trillion Energy International Inc. (“Trillion Energy”, Company”, “we”, and “our”) and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2020.

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

As at March 31, 2021, net production to the PPE Turkey from such fields was 144 barrels of oil equivalent per day or Boe/d. For the three months ended March 31, 2021, net production to the PPE Turkey averaged 144 Boe/d. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At March 31, 2021, the gross oil production rate for the producing wells in Cendere was 1,066 bbls/day; the average daily 2021 gross production rate for the field was 1,070 bbls/day. At the end of April 2021, oil is currently sold at a price of approximately US$63 per barrel for a netback per barrel of approximately US$36/bbl. At March 31, 2021, the Cendere field was producing 144 barrels of oil per day net to the PPE Turkey; and averaged 144 barrels per day during 2021 net to the PPE Turkey.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. Total gross production to date from the four fields is 41.8 Bcf.

As at March 31, 2021, the gross gas production rate for the 4 producing wells in SASB was 0.3586 MMcfd; the average daily 2021 gross production rate for the field was 0.4118 MMcfd. The average gas sale price year to date was, US$5.29/Mcf and US$5.16 per Mcf for the quarter ending March 31, 2021, for a netback per Mcf of approximately minus US$5.77. The lower net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 which are included herein.

Revenue

For the three months ended March 31, 2021, the Company had oil and gas revenue of $944,562, compared to $631,562 for the three months ended March 31, 2020. Revenue increased mainly due to the increase in production and also due to the increase in oil price. Oil and gas revenue denominated in Turkish Liras was ₺6,974,286 for three months ended March 31, 2021, compared to ₺ 3,855,687 for the three months ended March 31, 2020.

Expenses

For the three months ended March 31, 2021, the Company incurred production expenses related to its Turkey operations of $632,501 (2020 - $606,354), depletion charges of $69,219 (2020 - $66,451), depreciation expense of $7,007 (2020 - $7,702) and asset retirement obligation accretion expense of $100,266 (2020 - $90,836). Production expenses increased by $26,147 largely due to increase in production volumes as discussed above. Depletion expenses were consistent with the prior period, increasing by only by $2,768 over the comparable quarter. Accretion of asset retirement costs increased by $9,430 for the three months ended March 31, 2021 primarily due to revaluation of the asset retirement obligation at December 31, 2020 which increased the carrying value of the obligation.

For the three months ended March 31, 2021, the Company had general and administrative expenses of $567,773, compared to $343,918 for the three months ended March 31, 2020. $405,232 in expenses were from the North American head office and $162,491 for the Turkey office.

Other Income (Expense)

For the three months ended March 31, 2021, the Company had other expenses of $9,002,536 compared to other income of $55,871 for the three months ended March 31, 2020. Other expenses for the three months ended March 31, 2021 consists mainly of the loss from the change in the fair value of the derivative liability of $8,730,596. The derivative liability arises from the Company’s warrants which are exercisable in Canadian dollars as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Over the period, the value of the derivative liability increased substantially as a result of the increase in the Company’s share price from $0.06 as at December 31, 2020 to a $0.30 as at March 31, 2021. The Company has changed its policy from denominating warrants in CND to USD, to avoid future derivative liabilities being recorded in the future. The Company is also seeking to amend agreements to reissue currently outstanding warrants exercisable in Canadian dollars. The Company expects a significant reduction in derivative liability in the future based on same.

Net Loss

The changes in overall net loss for the three ended March 31, 2021, compared to the three months ended March 31, 2020 a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	March 31, 2021	December 31, 2020
	(Unaudited)
Cash	$1,320,802	$202,712
Working capital	400,318	(1,057,725)
Total assets	8,028,297	6,487,261
Total liabilities	17,042,530	7,929,696
Stockholders’ equity	(9,014,233)	(1,442,435)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $256,159, compared to $91,811 cash used in operating activities for the three months ended March 31, 2020. The current period loss of $9,471,640 was offset by $9,541,854 in net non-cash items and $326,373 in changes in working capital items for the three months ended March 31, 2021. This compares to a prior year loss of $427,828, offset by $114,237 in net non-cash items and $221,780 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $743, compared to $81,619 used for the three months ended March 31, 2020. Oil and gas properties expenditures decreased to $400 from $3,070 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the three months ended March 31, 2021 was $1,383,421, compared to $74,454 for the three months ended March 31, 2020. Cash provided by financing activities in the current period was primarily related to $987,762 in proceeds for the issuance of shares related to private placements and warrant and option exercises. The Company also received a $500,000 loan during the period. In the comparative period cash from financing activities was primarily related to a new bank loan at the Company’s Turkey subsidiary, and $1,881 in shares to be issued related to private placement.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $9,000,000 to cover our plan of operations over the next 12 months. We plan to spend approximately $50,000 on an environmental report for Bulgaria Vranino exploration block. We also plan to improve our working capital surplus by raising cash and paying off accounts payable and notes for $600,000. We will require approximately $8,350,000 for drilling wells at SASB.

Our current plan of operations is the drilling of up to five (5) new wells at SASB and to reenter three existing wells to perform workovers to increase gas production. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures of which approximately $8,350,000 will be incurred over the next 12 months to enable us to conduct such operations.

As of March 31, 2021 the Company had unrestricted cash of $1,320,802. The Company is attempting to raise additional capital to fund its future exploration and operating requirements.

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
Date: May 17, 2021

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: May 17, 2021

