Form 10-Q
period 2021-06-30
Trillion Energy International Inc.
filed 2021-08-17
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 171,286,806 shares of common stock outstanding as of August XX, 2021.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,084,701	$202,712
Receivables	1,050,979	773,311
Prepaid expenses and deposits	225,431	24,302
Note receivable	-	-
Total current assets	2,361,111	1,000,325
Oil and gas properties, net	5,216,900	5,346,916
Property and equipment, net	109,278	128,257
Restricted cash	10,340	11,763
Total assets	$7,697,629	$6,487,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,421,947	$1,496,510
Loans payable - current	810,757	549,424
Operating lease liability - current	10,836	12,116
Total current liabilities	2,243,540	2,058,050
Asset retirement obligation	4,213,662	4,010,624
Loans payable – long term	2,555	17,730
Convertible debt	-	11,027
Derivative liability	7,645,005	1,804,572
Lease liability	19,557	27,693
Total liabilities	14,124,319	7,929,696
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 155,102,806 shares.	1,549	1,253
Additional paid-in capital	30,306,142	27,508,468
Stock subscriptions and stock to be issued	-	15,342
Accumulated other comprehensive loss	(676,016)	(490,172)
Accumulated deficit	(36,058,365)	(28,477,326)
Total stockholders’ equity	(6,426,690)	(1,442,435)
Total liabilities and stockholders’ equity	$7,697,629	$6,487,261

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Oil and natural gas sales	$1,013,255	$647,902	$1,957,817	$1,279,464
Cost and expenses
Production	601,633	593,058	1,234,134	1,199,412
Depletion	66,354	69,794	135,573	136,245
Depreciation	6,801	5,272	13,808	12,974
Accretion of asset retirement obligation	102,772	93,106	203,038	183,942
Investor relations	639,425	211,999	723,574	211,999
Stock based compensation	124,391	-	161,291	-
General and administrative	547,179	436,,445	1,030,803	780,363
Total expenses	2,088,555	1,409,674	3,502,221	2,524,935
Loss before other income (expenses)	(1,075,300)	(761,772)	(1,544,404)	(1,245,471)
Other income (expenses)
Interest expense	(29,067)	(26,364)	(73,755)	(52,674)
Interest income	8,956	1,883	10,930	7,463
Finance cost	(38,083)	-	(49,382)	-
Foreign exchange gain (loss)	65,727	16,396	(918)	27,410
Other income (expense)	-	-	(36)	-
Loss on debt extinguishment	(73,560)	-	(225,006)	-
Change in fair value of derivative liability	3,032,128	(22,600)	(5,698,468)	42,987
Total other income (expenses)	2,965,901	(30,685)	(6,036,635)	25,186
Income(loss) for the period	$1,890,601	$(792,457)	$(7,581,039)	$(1,220,285)

Income (loss) per share - basic	$0.01	$(0.01)	$(0.05)	$(0.01)
Weighted average number of shares outstanding	153,646,730	87,628,823	142,003,395	87,628,823

Loss per share - diluted	$0.01	$(0.01)	$(0.05)	$(0.01)
Weighted average number of shares outstanding	189,512,490	87,628,823	142,003,395	87,628,823

Other comprehensive loss:
Foreign currency translation adjustments	$(103,227)	$(37,209)	$(185,844)	$(156,129)
Comprehensive income (loss)	$1,787,374	$(829,666)	$(7,766,883)	$(1,376,414)

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total
Balance, December 31, 2019	87,628,823	$876	$27,031,125	$23,052	$(311,104)	$(24,944,042)	$1,799,907
Stock subscriptions received	–	–	–	1,881	–	–	1,881
Currency translation adjustment	–	–	–	–	(118,920)	–	(118,920)
Net loss	–	–	–	–	–	(427,828)	(427,828)
Balance, March 31, 2020	87,628,823	$876	$27,031,125	$24,933	$(430,024)	$(25,371,870)	$1,255,040
Stock subscriptions received	–	–	–	4,412	–	–	4,412
Issuance of common stock	15,000,000	150	30,992	(24,933)	–	–	6,209
Currency translation adjustment	–	–	–	–	(37,209)	–	(37,209)
Net income	–	–	–	–	–	(792,457)	(792,457)
Balance, June 30, 2020	102,628,823	$1,026	$27,062,117	$4,412	$(467,233)	$(26,164,327)	$435,995

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	income (loss)	deficit	Total

Balance, December 31, 2020	125,339,156	$1,253	$27,508,468	$15,342	$(490,172)	$(28,477,326)	$(1,442,435)
Issuance of common stock	12,731,992	127	235,760	(15,342)	-	-	220,545
Stock issued for debt settlement	5,006,667	50	140,002	-	-	-	140,052
Stock issued for services	1,684,428	17	396,091	-	-	-	396,108
Restricted stock unit grants and vesting	150,000	2	36,898	-	-	-	36,900
Warrants exercised	3,304,600	33	330,427	-	-	-	330,460
Options exercised	750,000	8	136,777	-	-	-	136,785
Conversion of debentures	2,160,000	22	601,838	-	-	-	601,860
Warrants issued for loan	-	-	152,751	-	-	-	152,751
Currency translation adjustment	-	-	-	-	(82,617)	-	(82,617)
Net loss	-	-	-	-	-	(9,471,640)	(9,471,640)
Balance, March 31, 2021	151,126,843	$1,512	$29,539,013	$-	$(572,789)	$(37,948,966)	$(8,981,231)
Issuance of common stock	50,000	-	12,151	-	-	-	12,151
Stock issued for debt settlement	400,000	4	109,683	-	-	-	109,687
Warrants exercised	2,549,800	25	244,042	-	-	-	244,067
Options exercised	30,000	-	2,403	-	-	-	2,403
Stock issued for services	946,163	9	274,459	-	-	-	274,468
Options issued	-	-	108,775	-	-	-	108,775
Warrants issued			15,616				15,616
Currency translation adjustment	-	-	-	-	(103,227)	-	(103,227)
Net loss	-	-	-	-	-	1,890,601	1,890,601
Balance, June 30, 2021	155,102,806	$1,549	$30,306,142	$-	$(676,016)	$(36,058,365)	$(6,426,690)

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss for the period	$(7,581,039)	$(1,220,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	135,573	136,245
Depreciation	13,808	12,974
Accretion of asset retirement obligation	203,038	183,942
Accretive interest	74,688	14,375
Interest from loans payable	24,024	25,289
Stock based compensation	161,291	-
Stock issued for services	667,793	-
Unrealized foreign exchange gain	-	(2,357)
Change in fair value of derivative liability	5,698,468	(42,987)
Loss on extinguishment of debt	184,772	-
Changes in operating assets and liabilities:
Receivables	(472,868)	73,770
Prepaid expenses and deposits	(224,506)	(61,394)
Accounts payable and accrued liabilities	470,166	172,417
Net cash used in operating activities	(644,792)	(708,011)
Investing activities:
Property and equipment additions	(322)	(91,995)
Oil and natural gas properties expenditures	(6,800)	(3,408)
Net cash used in investing activities	(7,122)	(95,403)
Financing activities:
Proceeds from stock subscriptions received	642,096	533,443
Proceeds from exercise of options	29,761	-
Proceeds from the exercise of warrants	574,527	-
Proceeds from loans payable	496,035	83,651
Repayments of loans payable	(106,294)	(17,635)
Lease payments	(5,724)	-
Net cash provided by financing activities	1,630,401	599,459
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97,921)	(168,510)
Change in cash and cash equivalents and restricted cash	880,566	(372,465)
Cash and cash equivalents and restricted cash at beginning of period	214,475	959,923
Cash and cash equivalents and restricted cash at end of period	$1,095,041	$587,458

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$1,084,701	$572,360
Restricted cash, end of period	10,340	15,098
Cash, cash equivalents and restricted cash, end of period	$1,095,041	$587,458

Non-cash investing and financing activities:
Operating lease right-of-use asset addition	$-	$57,919
Interest paid on credit facilities	$7,615	$7,790
Stock issued for debt settlement	$345,698	$-
Stock issued for debt conversion	$601,860	$-

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Trillion Energy International Inc. All intercompany accounts, transactions and profits were eliminated in consolidation.

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

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2019	$3,115,904	$2,458,391	$5,574,295
Expenditures	-	5,084	5,084
Depletion	-	(239,002)	(239,002)
Foreign currency translation change	6,539	-	6,539
December 31, 2020	3,122,443	2,224,473	5,346,916
Expenditures	-	6,800	6,800
Depletion	-	(135,573)	(135,573)
Foreign currency translation change	(1,243)	-	(1,243)
June 30, 2021	$3,121,200	$2,095,700	$5,216,900

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

The Cendere Field is a long-term low decline oil reserve. The Company has a 19.6% interest in the Cendere oil field located in Southeast Turkey. This mature oilfield consistently produces 144 barrels oil per day net to the Company.

At June 30, 2021, the Cendere field was producing 122 barrels of oil per day, net to the PPE Turkey Companies; and averaged 139 barrels of oil equivalent per day during the six month period ending June 30, 2021 net to the PPE Turkey Companies. The field started to produce water during the first year of production.

The South Akcakoca Sub-Basin (“SASB”)

The Company owns offshore production licenses called the South Akcakoca Sub-Basin (“SASB”). The Company now owns a 49% working interest in SASB. SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The four SASB fields are located off the north coast of Turkey towards the western end of the Black Sea in water depths ranging from 60 to100 meters. Gas is produced from Eocene age sandstone reservoirs at subsea depths ranging from 1,100 to 1,800 meters.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

Bakuk gas field

The Company also owns a 50% operated interest in the Bakuk gas field located near the Syrian border. The Bakuk field is shut-in with no plans to revive production in the near term.

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2020	$4,759	$–	$40,357	$45,116
Additions	57,919	85,319	387	143,625
Depreciation	(11,999)	(17,064)	(8,570)	(37,633)
Disposals	–	–	(11,981)	(11,981)
Foreign currency translation change	(10,870)	–	–	(10,870)
December 31, 2020	39,809	68,255	20,193	128,257
Additions	-	322	-	322
Depreciation	(3,923)	(6,856)	(3,029)	(13,808)
Disposals	-	-	-	-
Foreign currency translation change	(5,493)	-	-	(5,493)
June 30, 2021	$30,393	$61,721	$17,164	$109,278

6.	Loans Payable

As at	June 30,2021	December 31, 2020
Unsecured, interest bearing loans at 10% per annum	$136,984	$184,235
Unsecured, interest bearing loans at 12% per annum	236,721	309,806
Unsecured, interest bearing loan at 20.5% per annum	16,091	41,533
Unsecured, interest bearing loan at 13.25% per annum	20,929	25,625
Unsecured, interest bearing loan at 15% per annum	396,632	-
Non-interest bearing loans	5,955	5,955
Total loans payable	813,312	567,154
Current portion of loans payable	(810,757)	(549,424)
Long term portion of loans payable	$2,555	$17,730

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

On March 4, 2021, the Company received $500,000 from a third party (the “Lender”) repayable in one year from the date of disbursement. The amount is subject to an interest at a rate of 15% per annum. The Company granted 1,000,000 common share purchase warrants to the lender in conjunction with the loan. The warrants expire in two years and have an exercise price of $0.16 per warrant. The fair value of the share purchase warrants has been accounted as a debt issuance cost and offset against the loan and will be recognized as financing cost over the term of the loan. The fair value of the warrants was determined to be $152,751 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 229%, risk-free interest rate - 0.08% and an expected remaining life – 2.00 years. During the six months ended June 30, 2021, the Company recognized $49,382 as financing cost and an accrued interest of $24,247.

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

During the three and six months ended June 30, 2021, the Company recognized operating lease expense of $2,307 and $5,354, respectively (2020- $7,456 and $19,299, respectively), which is included in general and administrative expenses. As of June 30, 2021, the Company’s leases had a weighted average remaining lease term of 3.50 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	June 30, 2021	December 31, 2020
Beginning balance	$39,809	$4,759
Additions, cost	-	57,919
Amortization	(3,923)	(11,999)
Foreign currency translation change	(5,493)	(10,870)
Net book value	$30,393	$39,809

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

As at June 30, 2021, the Company’s lease liability is as follows:

Lease liability	June 30, 2021	December 31, 2020
Current portion of operating lease liabilities	$10,836	$12,116
Long-term portion of operating lease liabilities	19,557	27,693
	$30,393	$39,809

Future minimum lease payments to be paid by the Company as a lessee as of June 30, 2021 are as follows:

Operating lease commitments and lease liability
Remainder of 2021	$5,164
2022	10,836
2023	10,836
2024	10,836
Total future minimum lease payments	37,672
Discount	(7,279)
Total	$30,393

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

The following is a continuity of the Company’s asset retirement obligations:

	June 30, 2021	December 31, 2020

Asset retirement obligations at beginning of period	$4,010,624	$3,633,427
Accretion expense	203,038	377,197
Change in estimate	-	-
Asset retirement obligations at end of period	$4,213,662	$4,010,624

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

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2020	$48,033	$79,458	$127,491
Extinguished during the period	(60,213)	(30,051)	(90,264)
Re-issued during the period	120,295	-	120,295
Allocated to derivative	(120,295)	120,295	-
Accretion	34,586	-	34,586
Change in fair value of derivative	-	(81,713)	(81,713)
Conversion	(9,870)	(7,647)	(17,517)
Foreign currency translation change	(1,509)	-	(1,509)
Balance, December 31, 2020	11,027	80,342	91,369
Accretion	19,943	-	19,943
Converted to units	(30,970)	(80,342)	(111,312)
Balance, June 30, 2021	$-	$-	$-

10. Common Stock

For the six months ended June 30, 2021

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

On March 8, 2021, the Company settled a total of $265,000 CAD (US$220,833) in outstanding debt through the issuance to a creditor of 4,416,667 units, at a price of $0.06 CAD (US$0.05) per unit. Each unit issued in the Debt Settlement consists of one Common Share and one warrant under the same terms as the March Offering.

On March 8, 2021, the Company closed a private placement for aggregate proceeds of $235,808 (the “US Private Placement”). Under the US Private Placement, the corporation issued an aggregate of 4,716,160 units at a price of $0.05 per unit. Each unit was comprised of one Common Share and one-half of one share purchase warrant. Each warrant entitles the holder to purchase one Common Share at a price of $0.08 for a period of 30 months from the closing date.

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

On March 30, 2021, the Company issued 400,000 Common Shares for the exercise of 400,000 warrants, with a fair value of $98,400 to settle long-term notes payable in the amount of $38,062. The Company recognized the loss on settlement of debt of $60,338.

On March 30, 2021, the Company issued 1,684,428 Common Shares with a fair value of $396,108 for services provided.

On March 30, 2021, the Company issued 190,000 Common Shares with a fair value of $41,608 to settle debt of $8,602. A loss of $33,006 was recognized pursuant to the issuance.

On April 16, 2021, the Company issued 1,000,000 Common Shares for the exercise of 1,000,000 warrants at $0.12 CAD (approximately US$0.10). In lieu of cash, debt in the amount of $120,000 CAD (US$95,959) was settled.

On April 16, 2021, the Company issued 600,000 Common Shares with a fair value of $188,729 for services provided.

On April 16, 2021, the Company issued 75,000 Common Shares with a fair value of $23,989 to settle accounts payable in the same amount.

On April 16, 2021, the Company issued 150,000 Common Shares with a fair value of $43,549 to settle debt in the amount of $7,908. A loss of $36,451 was recognized pursuant to the issuance.

On April 28, 2021, the Company issued 1,414,800 Common Shares at $0.12 CAD (approximately US$0.10) per share for gross proceeds of $169,776 CAD (US$135,670) relating to the exercise of 1,414,800 warrants.

On April 28, 2021, the Company issued 30,000 Common Shares at $0.10 CAD (approximately US$0.08) per share for gross proceeds of $3,000 CAD (US$2,404) relating to the exercise of 30,000 options.

On June 28, 2021, the Company issued 135,000 Common Shares for the exercise of 145,000 warrants at prices ranging from $0.10 CAD - $0.12 CAD (approximately US$0.08 – US$0.10) for gross proceeds of $16,500 CAD (US$12,438). At June 30, 2021, 10,000 common shares are required to be issued.

On June 28, 2021, the Company issued 346,163 Common Shares with a fair value of $82,956 for services provided.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

On June 28, 2021, the Company issued 150,000 Common Shares with a fair value of $36,939 to settle accounts payable in the same amount.

On June 28, 2021, the Company issued 25,000 Common Shares with a fair value of $5,208 to settle debt in the amount of $1,101. A loss of $4,107 was recognized pursuant to the issuance.

On June 28, 2021, the Company issued 50,000 Common Shares at $0.30 CAD (approximately US$0.24) per share for gross proceeds of $15,000 CAD (US$12,151).

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

On December 17, 2020, the Company issued 320,000 for the exercise of stock options. In lieu of cash, the Company settled $19,655 of outstanding debt.

11. Earnings Per Share

	6 Months ended June 30, 2021			3 Months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (loss)	(7,581,039)	142,003,395	(0.05)	1,890,601	153,646,730	0.01

Effect of Dilutive Securities
Options		-			7,003,756
Warrants		-			28,862,004

Diluted EPS
Income (loss)	(7,581,039)	142,003,395	(0.05)	1,890,601	189,512,490	0.01

Options to purchase 450,000 common shares at $0.31 per share were outstanding during the period ended June 30, 2021 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on June 22, 2024 (200,000) and 2026 (250,000), were still outstanding as at June 30, 2021.

Warrants to purchase 1,696,717 common shares at $0.30 per share were outstanding during the period ended June 30, 2021 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares. The warrants, which expire on September 30, 2021, were still outstanding as at June 30, 2021.

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	4,070,000	0.07
Exercised	(320,000)	0.06
Expired	(100,000)	0.19
Outstanding, December 31, 2020	11,900,000	0.11
Granted	450,000	0.31
Exercised	(780,000)	0.18
Expired	(150,000)	0.18
Outstanding, June 30, 2021	11,420,000	$0.11

At June 30, 2021, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	0.12	September 19, 2024	3,800,000
2,150,000	0.06	July 31, 2025	2,150,000
1,570,000	0.08	December 17, 2022	1,570,000
200,000	0.34	June 6, 2024	200,000
250,000	0.31	June 6, 2026	250,000
11,420,000			11,420,000

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

As of June 30, 2021, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 2.80 years. The aggregate intrinsic value of the stock options at June 30, 2021 is $1,289,220.

For the six months ended June 30, 2021, the Company recognized $108,775 in stock-based compensation expense (2020 - $nil) for options granted and vested. At June 30, 2021, the Company has no unrecognized compensation expense related to stock options.

13. Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	34,130,133	0.09
Expired	(17,654,782)	0.25
Outstanding, December 31, 2020	35,865,312	0.10
Issued	14,017,663	0.09
Exercised	(6,264,400)	0.09
Expired	(38,462)	0.30
Outstanding, June 30, 2021	43,580,113	$0.10

At June 30, 2021, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price	Expiry Date
1,696,717	0.30 USD	September 30, 2021
11,395,400	0.09 USD	June 19, 2022
8,785,667	0.09 USD	July 31, 2022
3,536,333	0.09 USD	September 4, 2022
173,333	0.09 USD	September 15, 2022
2,510,000	0.09 USD	November 17, 2022
535,000	0.09 USD	December 10, 2022
1,230,000	0.16 USD	June 17, 2023
245,000	0.16 USD	June 17, 2023
3,962,916	0.08 USD	September 8, 2023
4,416,667	0.08 USD	September 8, 2023
1,000,000	0.10 USD	March 31, 2023
1,000,000	0.16 USD	March 8, 2023
660,000	0.10 USD	March 31, 2023
2,358,080	0.08 USD	September 8, 2023
75,000	0.32 USD	June 6, 2023
43,580,113

The weighted average remaining contractual life of outstanding warrants as at June 30, 2021 is 1.40 years.

The Company’s warrants which are exercisable in Canadian dollars are considered to be derivative financial instruments as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Under US GAAP, the Company is required to present these warrants as derivative liabilities on the balance sheet and to measure them at fair value at the end of each reporting period. As at June 30, 2021, the balance of the derivative liability associated with these warrants is $7,645,005.

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

On June 7, 2021, in connection to a prior private placement in which warrants were owed to certain subscribers, the Company issued 75,000 warrants with an exercise price of US$0.32 per warrant and a contractual life of 24 months. The fair value of the warrants on issuance was determined to be $15,616 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 215%, risk-free interest rate - 0.16% and an expected remaining life - 2.0 years. At issuance, the fair value of these warrants was recognized in the consolidated statement of comprehensive loss as stock based compensation expense.

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2020	$1,804,572
Issued during the period	621,500
Extinguished during the period	(479,535)
Change in fair value of derivative	5,698,468
Balance, June 30, 2021	$7,645,005

14. Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 150,000 restricted stock units (“RSUs”) as consideration for management and consulting contracts. The RSUs were valued at $36,900 based on the fair market value of the closing price of the common stock of the Company at the grant date and are recognized evenly over the vesting period.

For the three and six months ended June 30, 2021, the Company recognized $36,900 (2020 – $Nil) in stock-based compensation expense for RSUs granted and vested. At June 30, 2021, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2019	–	$–
Granted	2,425,000	0.10
Vested	(2,425,000)	0.10
Balance, December 31, 2020	-	–
Granted	150,000	0.25
Vested	(150,000)	0.25
Balance, June 30, 2021	-	$-

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

15. Related Party Transactions

At June 30, 2021, accounts payable and accrued liabilities included $61,099 (December 31, 2020 - $117,000) due to related parties for outstanding management and consulting fees. The amounts are unsecured, non-interest bearing and due on demand. The Company issued 1,416,667 units for the settlement of accounts payable owed to related parties in the amount of $70,833, resulting in no gain or loss and 200,000 common shares pursuant to the options exercised by related parties to settle the accounts payable . Refer to Note 10

During the six months ended June 30, 2021, $123,254 (June 30, 2020 - $166,417) is included in general and administrative expenses in respect to directors and management fees.

16. Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments include a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the period ended June 30, 2021

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,957,817	$1,957,817
Cost and expenses
Production	–	–	1,234,134	1,234,134
Depletion	–	–	135,573	135,573
Depreciation	–	–	13,808	13,808
Accretion of asset retirement obligation	–	–	203,038	203,038
Stock based compensation	-	161,291	-	161,291
General and administrative and investor relations	50	1,326,504	427,823	1,754,377
Total expenses	50	1,487,795	2,014,376	3,502,217
Loss before other income (expenses)	(50)	(1,487,795)	(56,559)	(1,544,404)
Other income (expenses)
Interest expense	–	(73,755)	-	(73,755)
Interest income	–	-	10,930	10,930
Finance cost	–	(49,382)	-	(49,382)
Foreign exchange gain (loss)	188	37,909	(38,639)	(918)
Other income (expense)	(36)	-	-	(36)
Change in fair value of derivative liability	–	(5,698,468)	–	(5,698,468)
Loss on debt extinguishment	–	(225,006)	–	(225,006)
Total other income (expenses)	(224)	(6,009,072)	(27,709)	(6,036,629)
Net loss for the period	$(272)	(7,496,497)	$(84,268)	(7,581,039)

Long lived assets	$3,121,200	$-	$2,215,318	$5,336,518

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

As at and for the period ended June 30, 2020
	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,279,464	$1,279,464

Cost and expenses
Production	–	–	1,199,412	1,199,412
Depletion	–	–	136,245	136,245
Depreciation	–	–	12,974	12,974
Accretion of asset retirement obligation	–	–	183,942	183,942
General and administrative	5,742	505,003	481,617	992,362
Total (recovery) expenses	$5,742	$505,003	$2,014,190	$2,524,935

Income (loss) before other income (expenses)	$(5,742)	$(505,003)	$(734,726)	$(1,245,471)
Other income (expenses)
Interest income	–	–	7,463	7,463
Interest expense	(66)	(45,520)	(7,088)	(52,674)
Foreign exchange gain (loss)	373	2,362	24,675	27,410
Change in fair value of derivative Liability	–	42,987	–	42,987

Total other income (expense)	$307	$(171)	$25,050	$25,186

Net Income (loss)	$(5,435)	$(505,574)	$(709,676)	$(1,220,285)

Long lived assets	$3,115,995	$–	$2,507,489	$5,623,484

17. Subsequent Events

On July 6, 2021, the Company announced that it is electing to accelerate all Warrants issued in 2020. The Warrants issued in 2020 contain the following language: “In the event that company’s share prices close at a price of CAD $0.25 per share for a period of 10 consecutive trading days on the Canadian Security Exchange or such other stock exchange on which the Common Stock are listed or quoted, the Company will that the option to provide notice to the warrant holders in writing or via press release to accelerate the term of the warrant to a period of 30 days following such notice.” As share price has been above CAD $0.25 since March 8, 2021, and in connection with the drilling expenses of the Saturn Project, the Company is electing to accelerate all Warrants issued in 2020.

On July 20, 2021, the Company issued 50,000 Common Shares at $0.30 CAD per share for gross proceeds of $15,000 CAD.

On August 6, 2021, the Company issued 16,134,000 shares, as a result of the exercise of 16,134,000 warrants. The shares issued include 2,860,000 to two related parties where the Company entered into promissory note agreements with the two related parties for total principal receivable by Company of $276,842 (CAD$343,200). Both notes bear interest at 5% per annum and mature in July 2023.

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

Turkey

As at June 30, 2021, net production to us from such fields was 144 barrels of oil equivalent per day or Boe/d.. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At June 30, 2021, the gross oil production rate for the producing wells in Cendere was 1,086 bbls/day; the average daily 2021 gross production rate for the field was 1,086 bbls/day. At the end of June 2021, oil is currently sold at a price of approximately US$70.94 per barrel for a netback per barrel of approximately US$41.78/bbl. At June 30, 2021, the Cendere field was producing 122 barrels of oil per day net to the PPE Turkey; and averaged 139 barrels per day during 2021 net to the us.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. Total gross production to date from the four fields is approximately 41.8 Bcf.

As at June 30, 2021, the gross gas production rate for the remaining producing wells in SASB was 0.972 MMcfd; the average daily 2021 gross production rate for the field was 0.710 MMcfd. The average gas sale price year to date was, US$5.05/Mcf and US$4.72 per Mcf for the quarter ending June 30, 2021, for a netback per Mcf of approximately minus US$0.56. The lower net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially. At the end of June 2021, gas is currently sold at a price of approximately $5.24/MCF.

The Company continues to produce gas from SASB as a loss to avoid shutting down the field and facilities. Commencing in November 2021, the Company plans to commence a revitalization program by drilling new wells, which may ramp up production and generate positive net backs and earnings.

The current drilling schedule is dependant upon the timing of receipt of significant investment capital, to finance the program, and is tentatively scheduled to commence later this year or Q1 2022, due to COVID and other delays. A total of approximately 17 new wells are contemplated to be drilled in stages which include production and exploration wells. 3-D seismic will be reprocessed to delineate existing targets and expand the drilling program, as 13 additional targets have been identified and merit further study. Those additional targets may result in additional reserves and resources.

In March 2021, the Company announced its plans to investigate around the SASB development license area, which is currently 12,385 hectares, by applying for a Technical Investigation Survey Permit for 200,000 hectares of surrounding area (“the Permit”). Upon receiving the Permit, the Company plans to reprocess existing 3D and 2D seismic with new technology. Such new technology is expected to improve the resolution of the data and define new exploration targets around the SASB.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 which are included herein.

Revenue

For the three months ended June 30, 2021, the Company had oil and gas revenue of $1,013,255, compared to $647,902 for the three months ended June 30, 2020. Revenue increased mainly due to the increase in production and also due to the increase in oil price. Oil and gas revenue denominated in Turkish Liras was ₺8,422,441 for three months ended June 30, 2021, compared to ₺ 4,436,366 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, the Company had oil and gas revenue of $1,957,817, compared to $1,279,464 for the six months ended June 30, 2020. Revenue increased mainly due to the increase in production and also due to the increase in oil price. Oil and gas revenue denominated in Turkish Liras was ₺15,396,727 for six months ended June 30, 2021, compared to ₺ 8,292,053 for the six months ended June 30, 2020.

Expenses

For the three months ended June 30, 2021, the Company incurred production expenses related to its Turkey operations of $601,633 (2020 - $593,058), depletion charges of $66,354 (2020 - $69,794), depreciation expense of $6,801 (2020 - $5,272) and asset retirement obligation accretion expense of $102,772 (2020 - $93,106). Production expenses increased by $8,575 largely due to increase in production volumes as discussed above. Depletion and depreciation expenses were consistent with the prior period. Accretion of asset retirement costs increased by $9,666 for the three months ended June 30, 2021 primarily due to revaluation of the asset retirement obligation at December 31, 2020 which increased the carrying value of the obligation.

For the six months ended June 30, 2020, the Company incurred production expenses related to its Turkey operations of $1,234,134 (2020 - $1,199,412), depletion charges of $135,573 (2020 - $136,245), depreciation expense of $13,808 (2020 - $12,974) and asset retirement obligation accretion expense of $203,038 (2020 - $183,942). Production expenses increased by $34,722 largely due to increase in production volumes as discussed above. Depletion and depreciation expenses were consistent with the prior period. Accretion of asset retirement costs increased by $19,096 for the six months ended June 30, 2021 primarily due to revaluation of the asset retirement obligation at December 31, 2020 which increased the carrying value of the obligation.

For the three months ended June 30, 2021, the Company had general and administrative expenses of $547,179, compared to $436,445 for the three months ended June 30, 2020. $281,847 in expenses were from the North American head office and $265,332 for the Turkey office.

For the six months ended June 30, 2021, the Company had general and administrative expenses of $1,030,803, compared to $780,363 for the six months ended June 30, 2020. $602,930 in expenses were from the North American head office and $427,873 for the Turkey office.

For the three months ended June 30, 2021, the Company had investor relations expenses of $639,425, compared to $211,999 for the three months ended June 30, 2020. $639,425 in expenses were from the North American head office and $nil for the Turkey office.

For the six months ended June 30, 2021, the Company had investor relations expenses of $723,574, compared to $211,999 for the six months ended June 30, 2020. $723,574 in expenses were from the North American head office and $nil for the Turkey office.

Other Income (Expense)

For the three months ended June 30, 2021, the Company had other income of $2,965,901 compared to other expenses of $30,685 for the three months ended June 30, 2020. Other income for the three months ended June 30, 2021 consists mainly of the change in the fair value of the derivative liability of $3,032,128. The derivative liability arises from the Company’s warrants which are exercisable in Canadian dollars as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar.

For the six months ended June 30, 2021, the Company had other expenses of $6,036,635 compared to other income of $25,186 for the six months ended June 30, 2020. Other expenses for the six months ended June 30, 2021 consists mainly of the loss from the change in the fair value of the derivative liability of $5,698,468. The derivative liability arises from the Company’s warrants which are exercisable in Canadian dollars as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Over the period, the value of the derivative liability increased substantially as a result of the increase in the Company’s share price from $0.06 as at December 31, 2020 to a $0.24 as at June 30, 2021. The Company has changed its policy from denominating warrants in CND to USD, to avoid future derivative liabilities being recorded in the future.

Net Income (Loss)

The changes in overall net income or loss for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020 a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	June 30, 2021	December 31, 2020
	(Unaudited)
Cash	$1,084,701	$202,712
Working capital	117,571	(1,057,725)
Total assets	7,697,629	6,487,261
Total liabilities	14,124,319	7,929,696
Stockholders’ equity	(6,426,690)	(1,442,435)

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $644,792, compared to $708,011 cash used in operating activities for the six months ended June 30, 2020. The current period loss of $7,581,039 was offset by $7,163,455 in net non-cash items and $227,208 in changes in working capital items for the six months ended June 30, 2021. This compares to a prior year loss of $1,220,285, offset by $327,481 in net non-cash items and $184,793 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $7,122, compared to $95,403 used for the six months ended June 30, 2020. Oil and gas properties expenditures increased to $6,800 from $3,408 in the comparative period whereas property and equipment expenditures decreased to $322 from $91,995 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the six months ended June 30, 2021 was $1,630,401, compared to $599,459 for the six months ended June 30, 2020. Cash provided by financing activities in the current period was primarily related to $1,246,384 in proceeds for the issuance of shares related to private placements and warrant and option exercises. The Company also received a $500,000 loan during the period. In the comparative period cash from financing activities was primarily related to $533,443 in stock subscriptions received related to a private placement and a new bank loan in the Company’s Turkey subsidiary.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $12,000,000 to cover our plan of operations over the next 12 months. We plan to spend approximately $50,000 on an environmental report for Bulgaria Vranino exploration block. We also plan to improve our working capital surplus by raising cash and paying off accounts payable and notes for $600,000. We will require approximately $11,350,000 for drilling wells at SASB.

Our current plan of operations is the drilling of up to five (5) new wells at SASB and to reenter three existing wells to perform workovers to increase gas production. An additional 9 wells are planned to be drilled after these first eight wells are drilled. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures of which approximately $12,000,000 will be incurred over the next 12 months to enable us to conduct such operations.

As of June 30, 2021 the Company had unrestricted cash of $1,084,701 and current liabilities of $2,243,540. The Company is attempting to raise additional capital to fund its future exploration and operating requirements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure of Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures were effective.

We believe that our consolidated financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2021 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarterly period ended June 30, 2021 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: August 16, 2021

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: August 16, 2021

