Form 10-Q
period 2021-09-30
Trillion Energy International Inc.
filed 2021-11-15
CIK 1648636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The registrant had 185,069,793 shares of common stock outstanding as of November 15, 2021.

TRILLION ENERGY INTERNATIONAL INC.

Form 10-Q

Table of Contents

Caption

PART I

Item 1. Financial Statements

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$1,465,568	$202,712
Receivables	872,760	773,311
Prepaid expenses and deposits	195,526	24,302
Notes receivable	156,881	-
Total current assets	2,690,735	1,000,325
Oil and gas properties, net	5,206,025	5,346,916
Property and equipment, net	102,221	128,257
Notes receivable	529,320	-
Restricted cash	8,972	11,763
Total assets	$8,537,273	$6,487,261
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$941,198	$1,496,510
Loans payable - current	680,724	549,424
Lease liability - current	10,836	12,116
Total current liabilities	1,632,758	2,058,050
Asset retirement obligation	4,319,003	4,010,624
Loans payable – long term	-	17,730
Convertible debt	-	11,027
Derivative liability	1,439,091	1,804,572
Lease liability	14,463	27,693
Total liabilities	7,405,315	7,929,696
Stockholders’ equity:
Common stock Authorized: 250,000,000 shares, par value $0.00001; issued and outstanding: 155,102,806 shares.	1,735	1,253
Additional paid-in capital	32,364,886	27,508,468
Stock subscriptions and stock to be issued	9,558	15,342
Shares to be cancelled	5,323	-
Accumulated other comprehensive loss	(609,822)	(490,172)
Accumulated deficit	(30,639,722)	(28,477,326)
Total stockholders’ equity	1,131,958	(1,442,435)
Total liabilities and stockholders’ equity	$8,537,273	$6,487,261

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue
Oil and natural gas sales	$879,207	$493,609	$2,837,024	$1,773,073
Cost and expenses
Production	774,249	488,930	2,008,383	1,688,342
Depletion	55,690	65,630	191,263	201,875
Depreciation	6,982	22,132	20,790	35,106
Accretion of asset retirement obligation	105,341	95,435	308,379	279,377
Investor relations	70,721	149,505	794,295	361,504
Stock based compensation	-	167,189	161,291	167,189
General and administrative	509,335	548,500	1,540,138	1,328,863
Total expenses	1,522,318	1,537,321	5,024,539	4,062,256
Loss before other income (expenses)	(643,111)	(1,043,712)	(2,187,515)	(2,289,183)
Other income (expenses)
Interest expense	(46,116)	(34,155)	(119,871)	(86,829)
Interest income	16,520	5,308	27,450	12,771
Finance cost	(88,502)	-	(137,884)	-
Foreign exchange gain (loss)	(12,340)	4,393	(13,258)	31,803
Other income (expense)	(4)	-	(40)	-
Loss on debt extinguishment	(13,718)	(29,001)	(238,724)	(29,001)
Change in fair value of derivative liability	6,205,914	(86,208)	507,446	(43,221
Total other income (expenses)	6,061,754	(139,663)	25,119	(114,477)
Net income/(loss) for the period	$5,418,643	$(1,183,375)	$(2,162,396)	$(2,403,660)

Earnings (loss) per share - basic	$0.03	$(0.01)	$(0.01)	$(0.03)
Weighted average number of shares outstanding	166,527,850	110,299,171	150,439,108	95,897,700

Earnings (loss) per share - diluted	$0.03	$(0.01)	$(0.01)	$(0.03)
Weighted average number of shares outstanding	178,410,202	110,299,171	150,439,108	95,897,700

Other comprehensive income (loss):
Foreign currency translation adjustments	$66,194	$(74,807)	$(119,650)	$(230,936)
Comprehensive income (loss)	$5,484,837	$(1,258,182)	$(2,282,046)	$(2,634,596)

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

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in	Stock subscriptions and stock to	Shares to be	Accumulated other comprehensive	Accumulated
	Shares	Amount	capital	be issued	cancelled	income (loss)	deficit	Total
Balance, December 31, 2020	125,339,156	$1,253	$27,508,468	$15,342	$-	$(490,172)	$(28,477,326)	$(1,442,435)
Issuance of common stock	12,731,992	127	235,760	(15,342)	-	-		220,545
Stock issued for debt settlement	5,006,667	50	140,002	-	-	-		140,052
Stock issued for services	1,684,428	17	396,091	-	-	-		396,108
Restricted stock unit grants and vesting	150,000	2	36,898	-	-	-		36,900
Warrants exercised	3,304,600	33	330,427	-	-	-		330,460
Options exercised	750,000	8	136,777	-	-	-		136,785
Conversion of debentures	2,160,000	22	601,838	-	-	-		601,860
Warrants issued for loan	-	-	152,751	-	-	-		152,751
Currency translation adjustment	-	-	-	-	-	(82,617)		(82,617)
Net loss	-	-	-	-	-	-	(9,471,640)	(9,471,640)
Balance, March 31, 2021	151,126,843	$1,512	$29,539,013	$-	$-	$(572,789)	$(37,948,966)	$(8,981,231)
Issuance of common stock	50,000	-	12,151	-	-	-		12,151
Stock issued for debt settlement	400,000	4	109,683	-	-	-		109,687
Warrants exercised	2,549,800	25	244,042	-	-	-		244,067
Options exercised	30,000	-	2,403	-	-	-		2,403
Stock issued for services	946,163	9	274,459	-	-	-		274,468
Options issued	-	-	108,775	-	-	-		108,775
Warrants issued	-	-	15,616	-	-			15,616
Currency translation adjustment	-	-	-	-	-	(103,227)		(103,227)
Net income	-	-	-	-	-	-	1,890,601	1,890,601
Balance, June 30, 2021	155,102,806	$1,549	$30,306,142	$-	$-	$(676,016)	$(36,058,365)	$(6,426,690)
Issuance of common stock	50,000	-	11,905	-	-	-	-	11,905
Stock issued for services	500,000	5	94,995	-	-	-	-	95,000
Warrants exercised	20,365,247	179	1,904,401	9,558	5,323	-	-	1,919,461
Stock issued for debt settlement	246,073	2	47,443	-	-	-	-	47,445
Currency translation adjustment	-	-	-	-	-	66,194	-	66,194
Net income	-	-	-	-	-	-	5,418,643	5,418,643
Balance, September 30, 2021	176,264,126	$1,735	$32,364,886	$9,558	$5,323	$(609,822)	$(30,639,722)	$1,131,958

See accompanying condensed notes to these interim consolidated financial statements.

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss for the period	$(2,162,396)	$(2,403,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	191,263	201,875
Depreciation	20,790	35,106
Accretion of asset retirement obligation	308,379	279,377
Accretive interest	107,827	23,860
Interest from loans payable	75,688	48,014
Interest income	(5,656)	-
Stock based compensation	161,291	167,189
Stock issued for services	765,576	-
Unrealized foreign exchange gain	14,033	(9,205)
Change in fair value of derivative liability	(507,446)	43,221
Loss on debt extinguishment	238,724	29,001
Changes in operating assets and liabilities:
Receivables	(288,432)	43,850
Prepaid expenses and deposits	(411,273)	7,344
Accounts payable and accrued liabilities	388,985	403,865
Operating lease liabilities	(8,507)	(21,800)
Net cash used in operating activities	(1,111,154)	(1,130,163)
Investing activities:
Property and equipment additions	(717)	(91,995)
Issuance of note receivable	-	(7,454)
Oil and natural gas properties expenditures	(51,615)	(4,821)
Net cash used in investing activities	(52,332)	(104,270)
Financing activities:
Proceeds from stock subscriptions received	244,601	751,400
Proceeds from exercise of options	139,188	-
Proceeds from the exercise of warrants	1,771,205	-
Proceeds from loans payable	500,000	83,651
Repayments of loans payable	(309,714)	(47,299)
Repayments of notes receivable	23,745	-
Net cash provided by financing activities	2,369,025	765,952
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54,526	(246,571)
Change in cash and cash equivalents and restricted cash	1,260,065	(715,052)
Cash and cash equivalents and restricted cash at beginning of period	214,475	959,923
Cash and cash equivalents and restricted cash at end of period	$1,474,540	$244,871

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, end of period	$1,465,568	$231,424
Restricted cash, end of period	8,972	13,447
Cash, cash equivalents and restricted cash, end of period	$1,474,540	$244,871

TRILLION ENERGY INTERNATIONAL INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Non-cash investing and financing activities:
Operating lease right-of-use asset addition	$-	$57,919
Interest paid on credit facilities	$11,082	$-
Stock issued for debt settlement	$297,184	$-
Stock issued conversion of debentures	$601,860	$391,575

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

In March 2020, the World Health Organization declared the outbreak of the coronavirus, also known as “COVID-19”. The pandemic has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures has had an adverse impact on global economic conditions as well as on the Company’s business activities. The extent coronavirus has caused a modest drop in economic activity and oil and gas prices, due to reduced demand. The Company has implemented work from home measures for its employees in its offices in Canada and Turkey. The coronavirus has caused delay in realizing the Company’s funding efforts. To which the coronavirus may impact the Company’s business activities in the future will depend on future developments, such as the ultimate geographic spread of the disease, vaccine approvals and effectiveness, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of Trillion Energy International Inc. and its wholly-owned subsidiaries Park Place Energy Corp., Park Place Energy Bermuda, BG Exploration EOOD, and Park Place Energy Turkey. All intercompany accounts, transactions and profits were eliminated in consolidation.

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

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.	Oil and Gas Properties

	Unproven properties	Proven properties
	Bulgaria	Turkey	Total
December 31, 2019	$3,115,904	$2,458,391	$5,574,295
Expenditures	-	5,084	5,084
Depletion	-	(239,002)	(239,002)
Foreign currency translation change	6,539	-	6,539
December 31, 2020	3,122,443	2,224,473	5,346,916
Expenditures	-	51,615	51,615
Depletion	-	(191,263)	(191,263)
Foreign currency translation change	(1,243)	-	(1,243)
September 30, 2021	$3,121,200	$2,084,825	$5,206,025

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

At September 30, 2021, the Cendere field was producing 94 barrels of oil per day, net to the PPE Turkey Companies; and averaged 130 barrels of oil equivalent per day during the nine month period ending September 30, 2021 net to the PPE Turkey Companies. The field started to produce water during the first year of production.

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

5.	Property and Equipment

	Right-of-use asset	Leasehold improvements	Other equipment	Total
January 1, 2020	$4,759	$–	$40,357	$45,116
Additions	57,919	85,319	387	143,625
Depreciation	(11,999)	(17,064)	(8,570)	(37,633)
Disposals	–	–	(11,981)	(11,981)
Foreign currency translation change	(10,870)	–	–	(10,870)
December 31, 2020	39,809	68,255	20,193	128,257
Additions	-	717	-	717
Depreciation	(5,901)	(10,346)	(4,543)	(20,790)
Disposals	-	-	-	-
Foreign currency translation change	(5,963)	-	-	(5,963)
September 30, 2021	$27,945	$58,626	$15,650	$102,221

6.	Loans Payable

As at	September 30, 2021	December 31, 2020
Unsecured, interest bearing loans at 10% per annum	$119,850	$184,235
Unsecured, interest bearing loans at 12% per annum	94,046	309,806
Unsecured, interest bearing loan at 20.5% per annum	12,702	41,533
Unsecured, interest bearing loan at 13.25% per annum	13,038	25,625
Unsecured, interest bearing loan at 15% per annum	435,133	-
Non-interest bearing loans	5,955	5,955
Total loans payable	680,724	567,154
Current portion of loans payable	(680,724)	(549,424)
Long term portion of loans payable	$-	$17,730

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

On March 4, 2021, the Company received $500,000 from a third party (the “Lender”) repayable in one year from the date of disbursement. The amount is subject to an interest at a rate of 15% per annum. The Company granted 1,000,000 common share purchase warrants to the lender in conjunction with the loan. The warrants expire in two years and have an exercise price of $0.16 per warrant. The fair value of the share purchase warrants has been accounted as a debt issuance cost and offset against the loan and will be recognized as financing cost over the term of the loan. The fair value of the warrants was determined to be $152,751 based on the Black-Scholes Option Pricing Model using the following assumptions: expected dividend yield - 0%, expected volatility - 229%, risk-free interest rate - 0.08% and an expected remaining life – 2.00 years. During the nine months ended September 30, 2021, the Company recognized $87,884 as financing cost and an accrued interest of $43,151.

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

During the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $2,995 and $8,349, respectively (2020- $7,456 and $19,299, respectively), which is included in general and administrative expenses. As of September 30, 2021, the Company’s leases had a weighted average remaining lease term of 3.25 years. Operating right-of-use assets have been included within property and equipment as follows:

Right-of-use asset	September 30, 2021	December 31, 2020
Beginning balance	$39,809	$4,759
Additions, cost	-	57,919
Amortization	(5,901)	(11,999)
Foreign currency translation change	(5,963)	(10,870)
Net book value	$27,945	$39,809

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

As at September 30, 2021, the Company’s lease liability is as follows:

Lease liability	September 30, 2021	December 31, 2020
Current portion of operating lease liabilities	$10,836	$12,116
Long-term portion of operating lease liabilities	14,463	27,693
	$25,299	$39,809

Future minimum lease payments to be paid by the Company as a lessee as of September 30, 2021 are as follows:

Operating lease commitments and lease liability
Remainder of 2021	$2,527
2022	10,107
2023	10,107
2024	10,107
Total future minimum lease payments	32,848
Discount	(7,549)
Total	$25,299

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

8.	Notes Receivable

September 30, 2021
Current notes receivable	$156,881
Non-current notes receivable	529,320
$686,201

During the nine-month period ended September 30, 2021, the Company entered into agreements with certain warrant holders for the following notes receivables as consideration for the exercise of warrants:

Current

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $48,087 ($60,000 CAD) as consideration for the exercise of 500,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $48,087 ($60,000 CAD) as consideration for the exercise of 500,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $48,087 ($60,000 CAD) as consideration for the exercise of 500,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $24,044 ($30,000 CAD) as consideration for the exercise of 250,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $14,426 ($18,000 CAD) as consideration for the exercise of 150,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

Non-Current

On July 31, 2021, the Company entered into a promissory note agreement with the CFO of the Company with a principal sum of $48,088 ($60,000 CAD) as consideration for the exercise of 500,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $144,261 ($180,000 CAD) as consideration for the exercise of 1,500,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with a principal sum of $96,174 ($120,000 CAD) as consideration for the exercise of 1,000,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with the CEO of the Company with a principal sum of $19,235 ($24,000 CAD) as consideration for the exercise of 200,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

On July 31, 2021, the Company entered into a promissory note agreement with the CEO of the Company with a principal sum of $226,971($283,200 CAD) as consideration for the exercise of 2,360,000 warrants at approximately $0.10 ($0.12 CAD). See summary table below for terms specific to the promissory note.

	# of warrants exercised	Principal	Maturity date	Interest rate	Accrued interest	Balance as at Sept 30, 2021
Current
	500,000	$48,087	September 30, 2021	5%	-	23,600
	500,000	$48,087	December 31, 2021	5%	406	47,601
	500,000	$48,087	November 30, 2021	5%	406	47,600
	250,000	$24,044	November 30, 2021	5%	203	23,800
	150,000	$14,426	December 31, 2021	5%	122	14,280
Total Current					$1,137	$156,881

Non-current
	500,000	$48,088	July 31, 2023	5%	406	47,601
	1,500,000	$144,261	July 31, 2023	5%	1,218	142,803
	1,000,000	$96,174	July 31, 2023	5%	813	95,201
	200,000	$19,235	July 28, 2023	5%	163	19,040
	2,360,000	$226,971	July 28, 2023	5%	1,918	224,675
Total Non-current					$4,518	$529,320

Total	7,460,000	$717,460			$5,655	$686,201

The following is a continuity of the Company’s promissory note receivable:

Notes Receivable	September 30, 2021
Beginning balance	$-
Additions	717,460
Repayments	(23,745)
Accrued interest	5,655
Foreign currency translation change	(13,169)
Net book value	$686,201

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

The following is a continuity of the Company’s asset retirement obligations:

	September 30, 2021	December 31, 2020

Asset retirement obligations at beginning of period	$4,010,624	$3,633,427
Accretion expense	308,379	377,197
Change in estimate	-	-
Asset retirement obligations at end of period	$4,319,003	$4,010,624

10.	Convertible Debentures

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

On initial recognition of the amended convertible debt on July 1, 2020, the Company recognized a derivative liability of $132,184 and an offsetting convertible debt discount of $120,295. As the fair value of the derivative liability is higher than the carrying value of the debt of $120,295, the difference has been recognized as a loss on the extinguishment of the debt of $11,889.

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

The following is a continuity of the Company’s convertible debt:

	Host debt instrument	Embedded conversion feature	Total
Balance, January 1, 2020	$48,033	$79,458	$127,491
Extinguished during the period	(60,213)	(30,051)	(90,264)
Re-issued during the period	120,295	-	120,295
Allocated to derivative	(120,295)	120,295	-
Accretion	34,586	-	34,586
Change in fair value of derivative	-	(81,713)	(81,713)
Conversion	(9,870)	(7,647)	(17,517)
Foreign currency translation change	(1,509)	-	(1,509)
Balance, December 31, 2020	11,027	80,342	91,369
Accretion	19,943	-	19,943
Conversion	(30,970)	(80,342)	(111,312)
Balance, September 30, 2021	$-	$-	$-

11.	Common Stock

For the nine months ended September 30, 2021

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

On April 28, 2021, the Company issued 30,000 Common Shares at $0.10 CAD (approximately US$0.08) per share for gross proceeds of $3,000 CAD (US$2,403) relating to the exercise of 30,000 options.

On April 28, 2021, the Company issued 346,163 Common Shares with a fair value of $85,739 for services provided.

On June 28, 2021, the Company issued 135,000 Common Shares for the exercise of 145,000 warrants at prices ranging from $0.10 CAD - $0.12 CAD (approximately US$0.08 – US$0.10) for gross proceeds of $16,500 CAD (US$12,438). On September 8, 2021, the remaining 10,000 common shares were issued.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

On June 28, 2021, the Company issued 150,000 Common Shares with a fair value of $36,939 to settle accounts payable in the same amount.

On June 28, 2021, the Company issued 25,000 Common Shares with a fair value of $5,210 to settle debt in the amount of $1,101. A loss of $4,107 was recognized pursuant to the issuance.

On June 28, 2021, the Company issued 50,000 Common Shares at $0.30 CAD (approximately US$0.24) per share for gross proceeds of $15,000 CAD (US$12,151).

On July 20, 2021, the Company issued 50,000 Common Shares at $0.30 CAD (approximately US$0.24) per share for gross proceeds of $15,000 CAD (US$11,905).

On August 9, 2021, the Company issued 16,134,000 shares, as a result of the exercise of 16,134,000 warrants with exercise prices varying from $0.10 - $0.20 CAD (US$0.08 - $0.16) for gross proceeds of $1,925,747 CAD (US$1,538,887). The shares issued include 3,060,000 issued to related parties where the Company entered into promissory note agreements with the related parties for total principal receivable by the Company of $367,200 CAD (US$294,293). The notes bear interest at 5% per annum and mature in July 2023.

On August 20, 2021, the Company issued 4,056,247 shares, as a result of the exercise of 3,605,247 warrants with exercise prices varying from $0.12 - $0.41 CAD (US$0.10 - $0.32) for gross proceeds of $439,920 CAD (US$351,164). 451,000 shares were issued in error. On September 22, 2021, 35,000 of the shares issued in error were cancelled. Subsequent to September 30, 2021, the remaining 416,000 shares issued in error were cancelled.

On September 7, 2021, the Company issued 210,000 shares, as a result of the exercise of 200,000 warrants at $0.12 CAD (approximately US$0.10) for gross proceeds of $24,000 CAD (US$19,062). 10,000 shares were issued pursuant to the exercise of 10,000 warrants on June 28, 2021.

On September 7, 2021, the Company issued 500,000 Common Shares with a fair value of $95,000 for services provided.

On September 7, 2021, the Company issued 246,073 Common Shares with fair value of $47,445 to settle accounts payable of $38,729. A loss of $8,716 was recognized pursuant to the issuance.

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

On December 17, 2020, the Company issued 320,000 for the exercise of stock options. In lieu of cash, the Company settled $19,655 of outstanding debt.

12.	Earnings Per Share

	9 Months ended September 30, 2021			3 Months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income (loss)	(2,162,396)	150,439,108	(0.01)	5,418,643	166,527,850	0.03

Effect of Dilutive Securities
Options		-			4,975,214
Warrants		-			6,907,138

Diluted EPS
Income (loss)	(2,162,396)	150,439,108	(0.01)	5,418,643	178,410,202	0.03

Options to purchase 450,000 common shares at $0.31 per share were issued and outstanding during the period ended September 30, 2021 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options, which expire on June 22, 2024 (200,000) and 2026 (250,000), were still outstanding as at September 30, 2021.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

13.	Stock Options

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

The following is a continuity of the Company’s outstanding stock options:

	Number of options	Weighted average exercise price
Outstanding, December 31, 2019	8,250,000	$0.13
Granted	4,070,000	0.07
Exercised	(320,000)	0.06
Expired	(100,000)	0.19
Outstanding, December 31, 2020	11,900,000	0.11
Granted	450,000	0.32
Exercised	(780,000)	0.18
Expired	(150,000)	0.18
Outstanding, September 30, 2021	11,420,000	$0.11

At September 30, 2021, the Company had the following outstanding stock options:

Outstanding	Exercise Price	Expiry Date	Vested
1,000,000	0.12	September 15, 2022	1,000,000
2,450,000	0.12	October 24, 2023	2,450,000
3,800,000	0.12	September 19, 2024	3,800,000
2,150,000	0.06	July 31, 2025	2,150,000
1,570,000	0.08	December 17, 2022	1,570,000
200,000	0.34	June 6, 2024	200,000
250,000	0.31	June 6, 2026	250,000
11,420,000			11,420,000

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

As of September 30, 2021, all stock options have fully vested. The weighted average remaining contractual life of outstanding stock options is 2.56 years. The aggregate intrinsic value of the stock options at September 30, 2021 is $1,289,220.

For the nine months ended September 30, 2021, the Company recognized $124,391 in stock-based compensation expense (2020 - $nil) for options granted and vested. At September 30, 2021, the Company has no unrecognized compensation expense related to stock options.

14.	Warrants

The following is a continuity of the Company’s outstanding stock purchase warrants:

	Number of warrants	Weighted average exercise price
Outstanding, December 31, 2019	19,389,961	$0.26
Issued	34,130,133	0.09
Expired	(17,654,782)	0.25
Outstanding, December 31, 2020	35,865,312	0.10
Issued	14,017,663	0.09
Exercised*	(26,303,647)	0.09
Expired	(10,768,332)	0.13
Outstanding, September 30, 2021	12,810,996	$0.09

At September 30, 2021, the Company had the following outstanding stock purchase warrants:

Outstanding	Exercise Price	Expiry Date
3,326,249	0.08 USD	September 8, 2023
4,416,667	0.08 USD	September 8, 2023
1,000,000	0.10 USD	March 31, 2023
1,000,000	0.16 USD	March 8, 2023
660,000	0.10 USD	March 31, 2023
2,358,080	0.08 USD	September 8, 2023
50,000	0.32 USD	June 6, 2023
12,810,996

The weighted average remaining contractual life of outstanding warrants as at September 30, 2021 is 1.91 years.

On July 6, 2021, the Company elected to accelerate the exercise terms of warrants issued during the year ended December 31, 2020. As per the terms of the warrants, if the Company’s shares price reached the threshold of $0.25 or $0.30 depending on the agreements for 10 consecutive trading days, the Company had the option to accelerate the exercise terms.

The Company’s warrants which are exercisable in Canadian dollars are considered to be derivative financial instruments as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Under US GAAP, the Company is required to present these warrants as derivative liabilities on the balance sheet and to measure them at fair value at the end of each reporting period. As at September 30, 2021, the balance of the derivative liability associated with these warrants is $1,439,091.

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

On March 4, 2021, the Company issued 1,000,000 warrants to a lender in conjunction with a $500,000 loan. See Note 6.

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

On March 30, 2021, in connection with a private placement of units, the Company issued 2,358,080 warrants with an exercise price of $0.08 per warrant and a contractual life of 30 months.

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

The following is a continuity of the Company’s derivative warrant liability:

Total
Balance, January 1 and December 31, 2020	$1,804,572
Issued during the period	621,500
Extinguished during the period	(479,535)
Change in fair value of derivative	(507,446)
Balance, September 30, 2021	$1,439,091

15.	Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 150,000 restricted stock units (“RSUs”) as consideration for management and consulting contracts. The RSUs were valued at $36,900 based on the fair market value of the closing price of the common stock of the Company at the grant date and are recognized evenly over the vesting period.

For the three and nine months ended September 30, 2021, the Company recognized $Nil and $36,900 (2020 – $Nil) in stock-based compensation expense for RSUs granted and vested. At September 30, 2021, the Company has no unrecognized compensation expense related to RSUs.

	Number of restricted stock units	Weighted average fair value per award
Balance, December 31, 2019	–	$–
Granted	2,425,000	0.10
Vested	(2,425,000)	0.10
Balance, December 31, 2020	-	–
Granted	150,000	0.25
Vested	(150,000)	0.25
Balance, September 30, 2021	-	$-

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

16.	Related Party Transactions

At September 30, 2021, accounts payable and accrued liabilities included $32,806 (December 31, 2020 - $117,000) due to related parties for outstanding management and consulting fees. The amounts are unsecured, non-interest bearing and due on demand.

During the nine month period ended September 30, 2021, the Company issued 1,416,667 units for the settlement of accounts payable owed to related parties in the amount of $70,833, resulting in no gain or loss and issued 200,000 common shares pursuant to the options exercised by related parties to settle the accounts payable. Refer to Note 11.

During the nine month period ended September 30, 2021, the Company issued 3,060,000 common shares relating to the exercise of 3,060,000 warrants held by related parties. As consideration, the Company entered into promissory note agreements with the related parties for total principal receivable by the Company of $294,293 (CAD$367,200). The notes bear interest at 5% per annum and mature in July 2023. Refer to Note 11.

As at September 30, 2021, notes receivable included $291,316 (December 31, 2020 - $Nil) due from related parties. The amounts are unsecured, bear interest at 5% per annum and mature two years from grant.

During the nine months ended September 30, 2021, $218,930 (September 30, 2020 - $215,766) is included in general and administrative expenses in respect to directors and management fees.

17.	Segment Information

The Company’s operations are in the resource industry in Bulgaria and Turkey with head offices in the United States and a satellite office in Sofia, Bulgaria. The Company’s operating segments include a head office in Canada, oil and gas operations in Turkey and oil and gas properties located in Bulgaria.

As at and for the nine month period ended September 30, 2021

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$-	$-	$2,837,024	$2,837,024
Cost and expenses
Production	-	-	2,008,383	2,008,383
Depletion	-	-	191,263	191,263
Depreciation	-	-	20,790	20,790
Accretion of asset retirement obligation	-	-	308,379	308,379
Investor relations	-	794,295	-	794,295
Stock based compensation	-	161,291	-	161,291
General and administrative	50	839,108	700,980	1,540,138
Total expenses	50	1,794,694	3,229,795	5,024,539
Loss before other income (expenses)	(50)	(1,794,694)	(392,771)	(2,187,515)
Other income (expenses)
Interest expense	-	(119,871)	-	(119,871)
Interest income	-	5,656	21,794	27,450
Finance cost	-	(137,884)	-	(137,884)
Foreign exchange gain (loss)	188	33,547	(46,993)	(13,258)
Other income (expense)	(40)	-	-	(40)
Change in fair value of derivative liability	-	507,446	-	507,446
Loss on debt extinguishment	-	(238,724)	-	(238,724)
Total other income (expenses)	148	50,170	(25,199)	25,123
Net loss for the period	$98	(1,744,524)	$(417,970)	(2,162,396)

Long lived assets	$3,121,200	$529,320	$2,196,018	$5,846,538

TRILLION ENERGY INTERNATIONAL INC.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(Expressed in U.S. dollars)

(unaudited)

As at and for the nine month period ended September 30, 2020

	Bulgaria	North America	Turkey	Total
Revenue
Oil and natural gas sales	$–	$–	$1,773,073	$1,773,073
Cost and expenses
Production	–	–	1,688,342	1,688,342
Depletion	–	–	201,875	201,875
Depreciation	–	–	35,106	35,106
Share-based payments	-	167,189	-	167,189
Accretion of asset retirement obligation	–	–	279,377	279,377
General and administrative	6,255	1,001,055	683,057	1,690,367
Total expenses	6,255	1,168,244	2,887,757	4,062,256
Loss before other income (expenses)	(6,255)	(1,168,244)	(1,114,684)	(2,289,183)
Other income (expenses)
Interest expense	(103)	(71,873)	(14,853)	(86,829)
Interest income	–	–	12,771	12,771
Foreign exchange gain (loss)	759	1,110	29,934	31,803
Other income (expense)	–	–	–	-
Change in fair value of derivative liability	–	(43,221)	–	(43,221)
Loss on debt extinguishment		(29,001)		(29,001)
Total other income (expenses)	656	(142,985)	27,852	(114,477)
Net loss for the period	$(5,599)	$(1,311,229)	$(1,086,832)	$(2,403,660)

Long lived assets	$3,118,740	$–	$2,421,657	$5,540,397

18.	Subsequent Events

On November 8, 2021, the Company announced a special shareholder’s meeting to be held on December 17, 2021 to vote on the Company’s plans to redomicile from a Delaware to a British Columbia corporation pursuant to a planned merger and amalgamation transaction with the Company’s subsidiary.

On November 10, 2021, the Company issued 1,125,000 Common Shares pursuant to RSU’s previously issued to management, directors and officers of the Company.

On November 10, 2021, the Company issued 990,000 Common Shares at $0.06 per share for gross proceeds of $59,400 relating to the exercise of 990,000 options.

On November 10, 2021, the Company issued 500,000 Common Shares at $0.12 per share for gross proceeds of $60,000 relating to the exercise of 500,000 options.

On November 10, 2021, the Company issued 1,640,000 Common Shares ranging from $0.06 - $0.12 per share for gross proceeds of $177,600 relating to the exercise of 1,640,000 options.

On November 10, 2021, the Company issued 4,966,667 shares, as a result of the exercise of 4,966,667 warrants. The shares issued include 1,416,667 issued to a related party where the Company entered into a promissory note agreement with the related party for total principal receivable by the Company of approximately $136,363 (CAD$170,000). The note bear interest at 5% per annum and matures in November 2023.

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

Turkey

As at September 30, 2021, net production to us from such fields was 172 barrels of oil equivalent per day or Boe/d.. With this base of operations in Turkey and its experienced management team, the Company is poised to exploit these assets and for further growth in the region.

At September 30, 2021, the gross oil production rate for the producing wells in Cendere was 595 bbls/day; the average daily 2021 gross production rate for the field was 896 bbls/day. At the end of September 2021, oil is currently sold at a price of approximately US$73.34 per barrel for a netback per barrel of approximately US$38.13/bbl. At September 30, 2021, the Cendere field was producing 94 barrels of oil per day net to the PPE Turkey; and averaged 130 barrels per day during 2021 net to the us.

SASB has four producing fields, each with a production platform plus subsea pipelines that connect the fields to an onshore gas plant. The SASB fields are located off the north coast of Turkey towards the western end of the Black Sea. Total gross production to date from the four fields is approximately 41.8 Bcf.

As at September 30, 2021, the gross gas production rate for the remaining producing wells in SASB was 0.574 MMcfd; the average daily 2021 gross production rate for the field was 0.723 MMcfd. The average gas sale price year to date was, US$5.36/Mcf and US$5.99 per Mcf for the quarter ending September 30, 2021, for a netback per Mcf of approximately minus US$4.35. The lower net back is a result of relatively lower production levels being incurred due to natural decline, down approximately 96% since peak production rates occurred during 2011, given no new wells have been drilled since 2011. The Company anticipates that as new wells come online, the netback will increase substantially. At the end of September 2021, gas is currently sold at a price of approximately $6.57/MCF.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 which are included herein.

Revenue

For the three months ended September 30, 2021, the Company had oil and gas revenue of $879,207, compared to $493,609 for the three months ended September 30, 2020. Revenue increased mainly due to the increase in production and also due to the increase in oil price. Oil and gas revenue denominated in Turkish Liras was ₺7,538,910 for the three months ended September 30, 2021, compared to ₺4,544,765 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the Company had oil and gas revenue of $2,837,024, compared to $1,773,073 for the nine months ended September 30, 2020. Revenue increased mainly due to the increase in production and also due to the increase in oil price. Oil and gas revenue denominated in Turkish Liras was ₺22,935,637 for the nine months ended September 30, 2021, compared to ₺12,836,819 for the nine months ended September 30, 2020.

Expenses

For the three months ended September 30, 2021, the Company incurred production expenses related to its Turkey operations of $774,249 (2020 - $488,930), depletion charges of $55,690 (2020 - $65,630), depreciation expense of $6,982 (2020 - $22,132) and asset retirement obligation accretion expense of $105,341 (2020 - $95,435). Production expenses increased by $285,199 largely due to increase in production volumes as discussed above. Depletion and depreciation expenses were consistent with the prior period. Accretion of asset retirement costs increased by $9,906 for the three months ended September 30, 2021 primarily due to revaluation of the asset retirement obligation at December 31, 2020 which increased the carrying value of the obligation.

For the nine months ended September 30, 2021, the Company incurred production expenses related to its Turkey operations of $2,008,383 (2020 - $1,688,342), depletion charges of $191,263 (2020 - $201,875), depreciation expense of $20,790 (2020 - $35,106) and asset retirement obligation accretion expense of $308,379 (2020 - $279,377). Production expenses increased by $320,041 largely due to increase in production volumes as discussed above. Depletion and depreciation expenses were consistent with the prior period. Accretion of asset retirement costs increased by $29,002 for the nine months ended September 30, 2021 primarily due to revaluation of the asset retirement obligation at December 31, 2020 which increased the carrying value of the obligation.

For the three months ended September 30, 2021, the Company had general and administrative expenses of $509,335, compared to $548,500 for the three months ended September 30, 2020. $236,178 in expenses were from the North American head office and $273,157 for the Turkey office.

For the nine months ended September 30, 2021, the Company had general and administrative expenses of $1,540,132, compared to $1,328,863 for the nine months ended September 30, 2020. $839,102 in expenses were from the North American head office and $701,030 for the Turkey office.

For the three months ended September 30, 2021, the Company had investor relations expenses of $70,721, compared to $149,505 for the three months ended September 30, 2020. $70,721 in expenses were from the North American head office and $nil for the Turkey office.

For the nine months ended September 30, 2021, the Company had investor relations expenses of $794,295, compared to $361,504 for the nine months ended September 30, 2020. $794,295 in expenses were from the North American head office and $nil for the Turkey office.

Other Income (Expense)

For the three months ended September 30, 2021, the Company had other income of $6,061,754 compared to other expenses of $139,663 for the three months ended September 30, 2020. Other income for the three months ended September 30, 2021 consists mainly of the change in the fair value of the derivative liability of $6,205,914. The derivative liability arises from the Company’s warrants which are exercisable in Canadian dollars as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar.

For the nine months ended September 30, 2021, the Company had other income of $25,119 compared to other expenses of $114,477 for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021 consists mainly of the gain from the change in the fair value of the derivative liability of $507,446 offset by loss on debt extinguishment of $238,724, finance costs of $137,884, and interest expense of $119,871. The derivative liability arises from the Company’s warrants which are exercisable in Canadian dollars as they have an exercise price denominated in a currency other than the Company’s functional currency of the US dollar. Over the period, the value of the derivative liability increased substantially as a result of the increase in the Company’s share price from $0.06 as at December 31, 2020 to a $0.21 as at September 30, 2021. The Company has changed its policy from denominating warrants in CND to USD, to avoid future derivative liabilities being recorded in the future.

Net Income (Loss)

The changes in overall net income or loss for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020 a result of the factors as described above.

Liquidity and Capital Resources

The following table summarizes our liquidity position:

	September 30, 2021	December 31, 2020
	(Unaudited)
Cash	$1,465,568	$202,712
Working capital	1,057,977	(1,057,725)
Total assets	8,537,273	6,487,261
Total liabilities	7,405,315	7,929,696
Stockholders’ equity	1,131,958	(1,442,435)

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $1,111,154, compared to $1,152,763 cash used in operating activities for the nine months ended September 30, 2020. The current period loss of $2,162,396 was coupled with $319,227 in changes in working capital items and offset by $1,370,465 in net non-cash items for the nine months ended September 30, 2021. This compares to a prior year loss of $2,403,660, offset by $818,438 in net non-cash items and $432,459 in changes in working capital items.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $52,332, compared to $104,270 used for the nine months ended September 30, 2020. Oil and gas properties expenditures increased to $51,615 from $4,821 in the comparative period whereas property and equipment expenditures decreased to $717 from $91,995 in the comparative period.

Cash Provided by Financing Activities

We have funded our business to date from sales of our common stock through private placements and loans from shareholders.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $2,369,025, compared to $787,752 for the nine months ended September 30, 2020. Cash provided by financing activities in the current period was primarily related to $2,154,994 in proceeds for the issuance of shares related to private placements and warrant and option exercises. The Company also received a $500,000 loan during the period. In the comparative period cash from financing activities was primarily related to $751,400 in stock subscriptions received related to a private placement and a new bank loan in the Company’s Turkey subsidiary.

Future Operating Requirements

Based on our current plan of operations, we estimate that we will require approximately $20,000,000 to cover our plan of operations over the next 12 months. We will require approximately $20,000,000 for drilling wells at SASB.

Our current plan of operations is the drilling of up to five (5) new wells at SASB and to reenter three existing wells to perform workovers to increase gas production. An additional 9 wells are planned to be drilled after these first eight wells are drilled. Depending on the timing of the drilling operations at our current interest (currently 49%), we project we will incur up to an additional $16 to $25 million in capital expenditures of which approximately $12,000,000 will be incurred over the next 12 months to enable us to conduct such operations

As of September 30, 2021 the Company had unrestricted cash of $1,465,568 and current liabilities of $1,632,758. The Company is attempting to raise additional capital to fund its future exploration and operating requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The Company’s unaudited Condensed Consolidated Financial Statements and related Notes for the quarterly period ended September 30, 2021 from this Quarterly Report on Form 10-Q, formatted in XBRL (extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLION ENERGY INTERNATIONAL INC.

By:	/s/ “Arthur Halleran”
Arthur Halleran
President and CEO (Principal Executive Officer)
Date: November 15, 2021

By:	/s/ “David Thompson”
David Thompson
Chief Financial Officer (Principal Financial Officer)
Date: November 15, 2021

